Form 10-K
period 2025-12-31
URSB Bancorp, Inc.
filed 2026-04-09
CIK 2084261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

SPECIAL REPORT PURSUANT TO RULE 15d-2 UNDER THE SECURITIES EXCHANGE ACT OF 1934

(Contains only the certified consolidated financial statements for the fiscal year ended December 31, 2025)

Commission File Number: 000-56829

URSB Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	39-4348578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11-15 Cooke Avenue, Carteret, New Jersey	07008
(Address of principal executive offices)	(Zip code)

(732) 541-5445

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes   ☐   No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock at the end of the last business day of the most recently completed second fiscal quarter on June 30, 2025, was $-0-.

The number of shares of the Registrant’s common stock outstanding as of April 3, 2026, was 2,334,375.

EXPLANATORY NOTE

On January 9, 2026, the U.S. Securities and Exchange Commission declared effective the Registration Statement on Form S-1, as amended (the “Form S-1”), filed by URSB Bancorp, Inc. (the “Company”) under the Securities Act of 1933, as amended (the “Securities Act”), relating to the shares of the Company’s common stock to be issued in connection with the mutual-to-stock conversion of United Roosevelt, MHC, the mutual holding company of United Roosevelt Savings Bank.

Rule 15d-2 under the Securities Exchange Act of 1934, as amended, generally provides that if a registrant’s registration statement filed under the Securities Act does not contain certified financial statements for its last full fiscal year preceding the year in which the registration statement becomes effective, then the registrant must, within 90 days after the effective date of the registration statement, file a special financial report furnishing certified financial statements for the last full fiscal year meeting the requirements of the form appropriate for the registrant’s annual reports. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for the registrant’s annual reports.

The Form S-1 contains the unaudited consolidated financial statement of United Roosevelt, MHC for the period ended September 30, 2025, but does not contain its certified consolidated financial statements for the fiscal year ended December 31, 2025. Accordingly, the Company is hereby filing the certified consolidated financial statements of United Roosevelt, MHC for the fiscal year ended December 31, 2025 under cover of the facing page of an Annual Report on Form 10-K, as required by Rule 15d-2.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of United Roosevelt MHC:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of United Roosevelt MHC and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

April 9, 2026

United Roosevelt MHC and Subsidiaries

Consolidated STATEMENTS OF FINANCIAL CONDITION

(In Thousands)

	December 31,
	2025	2024
Assets
Cash and due from banks	$1,902	$750
Interest-bearing deposits	6,489	9,977
Cash and cash equivalents	8,391	10,727
Investment in certificates of deposit	—	4,296
Securities available for sale (amortized cost of $26,329 and $19,128, respectively)	25,834	17,906
Securities held to maturity, net of allowance for credit losses of $75 and $86, respectively (fair value of $12,532 and $19,365, respectively)	12,789	20,082
Loans receivable, net of allowance for credit losses of $2,277 and $1,363, respectively	300,438	248,025
Premises and equipment, net	2,509	2,757
Federal Home Loan Bank of New York stock, at cost	2,369	1,941
Atlantic Community Bankers Bank stock, at cost	80	80
Accrued interest receivable	1,481	1,270
Bank owned life insurance (BOLI)	7,026	5,730
Other assets	7,056	3,049
Total assets	$367,973	$315,863
Liabilities and Equity
Liabilities:
Deposits	$290,950	$246,079
Advance payments by borrowers for taxes and insurance	1,401	1,168
Borrowings	53,572	49,135
Other liabilities	2,056	1,138
Total liabilities	347,979	297,520

Equity:
Retained earnings	20,464	19,961
Accumulated other comprehensive loss	(470)	(1,618)
Total equity	19,994	18,343
Total liabilities and equity	$367,973	$315,863

See accompanying notes to consolidated financial statements.

United Roosevelt MHC and Subsidiaries

Consolidated StatementS of OPERATIONS

(In Thousands)

	Years Ended
	December 31,
	2025	2024
Interest and dividend income:
Loans	$15,396	$12,578
Securities	1,341	1,160
Other earning assets	794	1,043
Total interest and dividend income	17,531	14,781
Interest expense:
Deposits:
NOW and money market	1,187	1,551
Savings and club	65	44
Certificates of deposit	5,734	4,381
Borrowings	2,114	1,393
Total interest expense	9,100	7,369
Net interest income	8,431	7,412
Provision for credit losses	801	118
Net interest income after provision for credit losses	7,630	7,294
Non-interest income:
Fees and service charges	212	169
Increase in cash surrender value of BOLI	183	122
Loss on sales of securities	(186)	(119)
Other	24	—
Total non-interest income	233	172
Non-interest expenses:
Salaries and employee benefits	3,788	3,639
Occupancy expense	388	384
Equipment	1,074	915
Directors' compensation	227	256
Professional fees	491	523
Advertising	282	226
Federal deposit insurance premium	341	288
Other	624	534
Total non-interest expenses	7,215	6,765
Net income before taxes	648	701
Income tax expense	145	125
Net income	$503	$576

See accompanying notes to consolidated financial statements.

United Roosevelt MHC and Subsidiaries

Consolidated StatementS of COMPREHENSIVE INCOME

(In Thousands)

	Years Ended
	December 31,
	2025	2024

Net income	$503	$576
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities	541	(42)
Reclassification adjustment for losses realized in income	186	119
Net unrealized gains	727	77
Tax effects	(194)	(24)
Net-of-tax amount	533	53
Defined benefit pension plans:
Gains (losses) arising during the period	856	(76)
Tax effects	(241)	1
Net-of-tax amount	615	(75)
Total other comprehensive income (loss)	1,148	(22)
Comprehensive income	$1,651	$554

See accompanying notes to consolidated financial statements.

United Roosevelt MHC and Subsidiaries

Consolidated StatementS of CHANGES IN EQUITY

(In Thousands)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
Balance, December 31, 2023	$19,385	$(1,596)	$17,789
Net income	576	—	576
Other comprehensive loss	—	(22)	(22)
Balance, December 31, 2024	$19,961	$(1,618)	$18,343
Net income	503	—	503
Other comprehensive income	—	1,148	1,148
Balance, December 31, 2025	$20,464	$(470)	$19,994

See accompanying notes to consolidated financial statements.

United Roosevelt MHC and Subsidiaries

Consolidated StatementS of Cash flows

(IN Thousands)

	Years Ended
	December 31,
	2025	2024

Cash flows from operating activities:
Net income	$503	$576
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions for credit losses	801	118
Depreciation of premises and equipment	266	272
Amortization (accretion) of deferred loan fees, net	368	(10)
Amortization (accretion) of premiums and discounts, net	(37)	(3)
Loss on sale of available for sale securities	186	119
Deferred income tax (benefit) expense	(266)	94
Increase in cash surrender value of bank owned life insurance	(183)	(122)
Net change in:
Accrued interest receivable	(211)	(139)
Other assets	(846)	(164)
Other liabilities	959	(298)
Net cash provided by operating activities	1,540	443
Cash flows from investing activities:
Available for sale:
Proceeds from sales	2,815	1,373
Purchases	(14,298)	(9,972)
Proceeds from maturities, calls and principal repayments	4,127	1,143
Held to maturity:
Purchases	—	(7,743)
Proceeds from maturities, calls and principal repayments	7,309	12,988
Purchases of certificate of deposit investments	—	(3,798)
Proceeds from maturity of certificate of deposit investments	4,296	747
Purchases of BOLI investments	(2,000)	(1,000)
Surrender of BOLI investments	887	—
Purchases of annuity investments	(2,473)	—
Loan principal (originations) collections, net	(53,634)	(26,446)
Purchases of premises and equipment	(18)	(73)
Purchase of Federal Home Loan Bank of New York stock	(4,023)	(7,348)
Redemption of Federal Home Loan Bank of New York stock	3,595	6,699
Net cash used in investing activities	(53,417)	(33,430)
Cash flows from financing activities:
Net increase in deposits	44,871	13,923
Net change in FRB short term advances	(5,000)	5,000
Net change in FHLB short term advances	(2,000)	(8,000)
Proceeds from FHLB long term advances	34,112	22,185
Repayment of FHLB long term advances	(23,325)	(500)
Net proceeds from issuance of senior notes	650	1,025
Net proceeds from borrowers for taxes and insurance	233	199
Net cash provided by financing activities	49,541	33,832
Net change in cash and cash equivalents	(2,336)	845
Cash and cash equivalents, beginning of period	10,727	9,882
Cash and cash equivalents, end of period	$8,391	$10,727
Supplementary cash flows information
Interest paid	$9,028	$7,267
Income taxes paid, net	$288	$248

See accompanying notes to consolidated financial statements.

United Roosevelt MHC and Subsidiaries

NOTES TO Consolidated FINANCIAL StatementS

December 31, 2025 and 2024

1. Organization

United Roosevelt MHC (the “MHC”) is a mutual holding company. United Roosevelt Bancorp, Inc. (the “Bancorp”) is a Stock Holding Company and wholly-owned subsidiary of the MHC. United Roosevelt Savings Bank (the “Bank”) is a state-chartered stock savings bank and is a wholly-owned subsidiary of the Bancorp. United Roosevelt Securities Corp. (the “Investment Corp.”) is a wholly-owned subsidiary of the Bank. Currently, the only business activity of the MHC is to hold all of the outstanding stock of the Bancorp and the only business activity of the Bancorp is to hold all of the outstanding stock of the Bank. The Investment Corp. is a New Jersey investment company formed primarily to hold investments and mortgage-backed securities.

Plan of Reorganization

URSB Bancorp, Inc., a Maryland corporation, was formed on September 8, 2025 to serve as the bank holding company for United Roosevelt Savings Bank and its Subsidiary as part of the Bank's mutual holding company reorganization. As of December 31, 2025 the reorganization had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the MHC is included in this Annual Report.

2. Summary of Significant Accounting Policies

Basis of the Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the MHC and its wholly owned subsidiaries, the Bancorp, the Bank and the Investment Corp. (collectively the “Company”), and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financials and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits having original maturities of three months or less.

Investment in Certificates of Deposit

Certificates of deposit are held with other depository institutions, have maturities less than two years and are carried at cost.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Debt securities not classified as held to maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase discounts are recognized in interest income using the interest method over the terms of the securities. Purchase premiums are recognized in interest income using the interest method through the earliest call date. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Each reporting period, the Company evaluates all securities classified as available for sale with a decline in fair value below the amortized cost of the investment to determine whether or not an allowance for credit losses should be recorded. The Company first assesses if there is intent to sell, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a provision for credit losses charged to earnings. For debt securities available for sale that the Company intends to hold, management evaluates whether the decline in fair value has resulted from credit losses or other factors. The Company considers both quantitative and qualitative factors in making this assessment. Credit loss is measured based on discounted cash flow analysis and recorded in a valuation allowance. The allowance is limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded through an allowance for credit losses is recorded through other comprehensive income, net of applicable taxes. Changes in the allowance is recorded in the period of the change as credit loss expense (or reversal of credit loss expense).

The Company measures expected credit losses on held to maturity securities on a collective basis by major security type in accordance with the current expected credit loss (“CECL”) methodology.

Debt securities are placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses, premiums on purchased loans, and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual lives of the loans. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method or a method that approximates such method.

The loans receivable portfolio is segmented into residential loans, commercial real estate loans, commercial and industrial loans, and consumer loans. Residential loans consist of 1-4 family mortgage loans, home equity term loans, and home equity lines of credit. Commercial real estate loans consist of mortgage loans, multi-family, and construction. Commercial and industrial loans consist of loans secured by other than real estate, unsecured loans, SBA/USDA guaranteed loans purchased, and loans acquired through Bankers Healthcare Group (BHG); the BHG loans are listed as their own category. Consumer loans consist of unsecured loans acquired through BHG, auto loans acquired through Woodside Credit, unsecured loans acquired through Lending Club, advances for taxes and insurance, loans secured by deposit accounts, and overdrafts.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90-days past due or when management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest is charged to income in the current year. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six consecutive months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Concentration of Risk

Financial instruments, which potentially subject the Company and its subsidiaries to concentrations of credit risk, consist of cash and cash equivalents, investment and mortgage-backed securities and loans. Cash and cash equivalents include amounts placed with highly rated financial institutions. Securities primarily include mortgage-backed securities, U.S. Government agency obligations, corporate bonds and subordinated debt. The Company’s lending activity is concentrated in loans collateralized by real estate primarily in the State of New Jersey. As a result, credit risk is broadly dependent on the real estate market and general economic conditions in the State.

Current Expected Credit Loss (CECL)

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Such allowance is based on the credit losses expected to arise over the life of the asset (contractual term). The allowance for credit losses on loans is established through a provision for credit losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses on loans is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company measures the allowance for credit losses using the SCALE method which is a simple, spreadsheet-based method developed by the Federal Reserve to assist community banks in calculating a CECL compliant allowance for credit losses using proxy expected lifetime loss rates. The SCALE tool is a template designed for smaller community banks with total assets of less than $1 billion. It uses publicly available data from Schedule RI-C of the Call Report to derive the initial proxy lifetime loss rates.

As of December 31, 2025, the Company changed its CECL estimation methodology from WARM to a SCALE framework to better align with its size and complexity, which represents a change in accounting estimate and did not have a material impact on the allowance for credit losses.

Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider all of the following: the borrower’s creditworthiness, changes in lending policy and procedures, changes in nature and volume of the loan portfolio and in the terms of loans, changes in experience, ability and depth of lending management and staff, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, existence and effect of any concentration of credit and changes in the level of such concentrations, effect of other external forces such as competition, legal and regulatory requirements on the level of estimated credit losses in the existing portfolio, and the current and forecasted direction of the economic and business environment.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not generally grant loans that would be classified as subprime upon origination. The Company has 1st or 2nd lien position on property securing equity lines-of-credit. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate – Loans in this segment are primarily income-producing properties throughout New Jersey. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, could have an effect on the credit quality in this segment. Management obtains rent rolls annually and continually monitors the cash flows of these loans. This segment also includes construction loans which primarily include speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial loans – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, could have an effect on the credit quality in this segment. In addition, this segment includes a small portion of purchased loans guaranteed by the Small Business Administration (SBA) and/or the U.S. Department of Agriculture (USDA). Because these loans are guaranteed they are not allocated a general reserve; the Company has not experienced losses on such loans and management expects the guarantees will be effective, if necessary.

BHG Commercial Loans – Loans in this segment are commercial loans acquired from BHG. BHG is a non-bank lender generating small business loans. A weakened economy, and resultant decreased consumer spending, could have an effect on the credit quality in this segment.

Consumer loans – Historically, loans in this segment include loans that are secured by certificates of deposit or savings accounts; this category also includes advances for taxes and insurance on respective loans. Beginning in 2025, the Company began purchasing consumer loans from Lending Club, Woodside Credit, and BHG which are unsecured. Repayment is generally dependent on the credit quality of the individual borrower.

Individually Evaluated Loans

Loans that do not have shared risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. For loans that are collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Allowance for Credit Losses – Off-Balance Sheet Credit Exposures

The Company has off-balance sheet financial instruments, which include commitments to extend credit, standby letters of credit and commercial letters of credit. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The Company’s allowance for credit losses on off-balance sheet credit exposures is recognized in other liabilities on the consolidated statements of financial condition, with adjustments to the reserve recognized in the provision for credit losses in the consolidated statements of operation. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Premises and Equipment

Premises and equipment are comprised of land, at cost, and building, building improvements, and furnishings and equipment, at cost, less accumulated depreciation. Depreciation charges are computed using the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	10-40
Furnishings and equipment	3-10
Software	1-7

Significant renewals and betterments are charged to the premises and equipment account. Maintenance and repair expenses are charged to operations in the year incurred.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in other assets and operating lease liabilities are included in other liabilities in the consolidated statements of financial condition. The Company does not have any finance leases.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company used the incremental borrowing rate, which is generally the Federal Home Loan Bank classic advance rate, based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset is net of lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. For operating leases, lease expense is recognized on a straight-line basis over the lease term.

Federal Home Loan Bank of New York (“FHLB”) Stock

Federal law requires a member institution of the Federal Home Loan Bank system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined Form ula which is reviewed at least annually. The restricted stock is carried at cost.

Management evaluates the restricted stock for impairment. Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2025 and 2024.

Atlantic Community Bankers Bank (“ACBB”) Stock

ACBB shareholders receive an annual dividend, as well as a monthly loyalty benefit, which offsets service charges. Institutions are not required to be shareholders, although shareholders receive additional benefits. Shareholder institutions may apply for a formal loan arrangement or an overnight Federal Funds Borrowing facility from ACBB (subject to underwriting and approval). In addition, shareholders receive preferential borrowing rates and priority funding on overnight Federal Funds borrowings. Management evaluates the stock for impairment. Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management believes no impairment charge is necessary related to the ACBB stock as of December 31, 2025 and 2024.

Real Estate Owned

Real estate owned is property acquired through foreclosure or deed in lieu of foreclosure. When property is acquired, it is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure establishing a new cost basis. After acquisition, foreclosed properties are held for sale and carried at the lower of cost or fair value less estimated selling costs. Fair value is estimated through current appraisals, where practical, or an inspection and a comparison of the property securing the loan with similar properties in the area by either a licensed appraiser or real estate broker. Subsequent provisions for losses, which may result from the ongoing periodic valuations of these properties, are charged to income in the period in which they are identified. Carrying costs, such as maintenance and taxes, are charged to operating expenses as incurred. As of December 31, 2025 and 2024, the Company had no real estate owned.

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) is recorded at its realizable value. The change in the net asset value is recorded as non-interest income. BOLI involves purchasing life insurance by the Company on an eligible employee or director. The Company is the owner and the Company and covered employee/directors are the beneficiaries of the policies. The employee/director receive split payouts which applies when death occurs. The payout for the CEO is the net at risk amount. The payout for the Non-CEO director is $125,000. The payout for the CFO is $50,000.

Income Taxes

The Company files a consolidated federal income tax return. Income taxes are allocated to the MHC and its subsidiaries based on the contribution of their income or use of their losses in the consolidated return. Separate state income tax returns are filed by the MHC and its subsidiaries.

Federal and state income taxes have been provided on the basis of reported income. The amounts reflected on the tax returns differ from those provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes. Deferred income tax expense or benefit is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The realization of deferred tax assets is assessed, and a valuation allowance provided, when necessary, for that portion of the asset which is not likely to be realized. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize all deferred tax assets.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2025 and 2024. The Company recognizes interest and penalties, if any, on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Operations. There were no interest and penalties included in income tax expense for the years ended December 31, 2025 and 2024. The tax years subject to examination by the taxing authorities are the years ended December 31, 2022, through 2025 for federal and the years ended December 31, 2022 through 2025 for New Jersey.

Fair Value Hierarchy

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Interest Rate Risk

The Company is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to primarily make loans secured by real estate and to purchase securities. The potential for interest-rate risk exists as a result of the generally shorter duration of the Company’s interest-sensitive liabilities compared to the generally longer duration of its interest-sensitive assets. In a rising rate environment, liabilities will reprice faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of the Company’s interest-sensitive assets and interest-bearing liabilities in order to measure its level of interest-rate risk and its plan for future volatility.

Transfers of Financial Assets

Transfers of financial assets, including loan and loan participation sales, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

As of December 31, 2025 and 2024, the Company has not recorded loan servicing assets due to the immateriality of the amount that would have been capitalized.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.

Retirement Plan

The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method is utilized for funding purposes.

The Company accounts for its defined benefit pension plan using an actuarial model that allocates pension costs over the service period of employees in the plan. The Company accounts for the over-funded or under-funded status of its defined benefit plan as an asset or liability in its consolidated statements of financial condition and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income or loss.

Other Comprehensive Income

The Company records unrealized gains and losses, net of deferred income taxes, on available for sale securities in accumulated other comprehensive income. Realized gains and losses, if any, are reclassified to non-interest income upon sale of the related securities or upon the recognition of an impairment loss. Other comprehensive income also includes benefit plan amounts recognized, net of tax, for transition obligations, prior service costs, and unrealized net actuarial gains and losses.

The components of accumulated other comprehensive loss included in equity are as follows:

	December 31,
	2025	2024

	(In thousands)
Net unrealized loss on securities available for sale	$(495)	$(1,222)
Tax effect	147	341
Net of tax amount	(348)	(881)
Benefit plan adjustments	(169)	(1,025)
Tax effect	47	288
Net of tax amount	(122)	(737)
Accumulated other comprehensive loss	$(470)	$(1,618)

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation when necessary.

Operating Segments

Management, which includes the Chief Executive Officer who acts as the Chief Operating Decision Maker (“CODM”), monitors the revenue streams of its various products and services, operating results and financial performance on a company-wide basis. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM uses net income reporting in the Company’s consolidated statements of operations to make operating and strategic decisions. Accordingly, there is only one reportable segment. The Company adopted ASU 2023-07 during the year ended December 31, 2024 noting no material impact.

Recently Adopted Accounting Pronouncements

On January 1, 2025, the Company adopted Accounting Standards Update (ASU) 2023-09, Income Taxes – Improvements to Income Tax Disclosures (Topic 740), which requires entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. On an annual basis, entities must disclose: (1) the amount of income taxes paid, net of refunds, disaggregated by federal, state, and foreign; and (2) the amount of income taxes paid, net of refunds, disaggregated by individual jurisdictions in which income taxes paid, net of refunds received, for amounts equal to or greater than 5% or total income taxes paid. Further, the amendments also require entities to disclose: (1) income or loss from continued operations before income tax expense (or benefit) disaggregated between domestic and foreign sources; and (2) income or loss from continued operations disaggregated by federal, state, and foreign sources. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncement

As an emerging growth company, we have elected to use the extended transition period to delay the adoption of new or re-issued accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans. The amendments in this Update expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this Update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” (defined below) are purchased seasoned loans and accounted for using the gross-up approach at acquisition. Specifically, after an entity determines that a loan is a non-PCD asset based on its assessment of credit deterioration experienced since origination, the entity should apply the guidance described in the amendments to determine whether the loan is seasoned and, therefore, should be accounted for using the gross-up approach. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is not expecting a significant impact on its financial statements as a result of this Update.

3. Securities Available for Sale

The carrying value and estimated fair value of securities available for sale are presented below by contractual final maturity. Actual maturities may differ from below as the loans underlying some securities are subject to prepayment and regular monthly principal repayment.

	December 31, 2025
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

	(In thousands)
Mortgage-Backed Securities:
Due after one through five years	$1	$—	$—	$1
Due after ten years	4,250	33	(555)	3,728
	4,251	33	(555)	3,729
Collateralized Mortgage Obligations (CMO):
Due within one year	578	—	(2)	576
Due after ten years	13,387	164	—	13,551
	13,965	164	(2)	14,127
Corporate Bonds:
Due after five through ten years	1,000	15	—	1,015
	1,000	15	—	1,015
Agency Securities
Due after one through five years	2,000	—	(114)	1,886
	2,000	—	(114)	1,886
Small Business Administration:
Due after ten years	5,113	—	(36)	5,077
	5,113	—	(36)	5,077

	$26,329	$212	$(707)	$25,834

The age of unrealized losses and fair value of related securities available for sale were as follows:

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Mortgage-Backed Securities	$—	$—	$2,652	$(555)	$2,652	$(555)
CMO	—	—	576	(2)	576	(2)
Agency Securities	—	—	1,886	(114)	1,886	(114)
Small Business Admin.	—	—	5,077	(36)	5,077	(36)
	$—	$—	$10,191	$(707)	$10,191	$(707)

	December 31, 2024
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

	(In thousands)
Mortgage-Backed Securities:
Due within one year	$1	$—	$—	$1
Due after one through five years	4	—	—	4
Due after ten years	3,473	—	(713)	2,760
	3,478	—	(713)	2,765
CMO:
Due after one through five years	597	—	(2)	595
Due after ten years	4,190	—	(23)	4,167
	4,787	—	(25)	4,762
Corporate Bonds:
Due after one through five years	2,000	—	(153)	1,847
	2,000	—	(153)	1,847
Agency Securities
Due after one through five years	3,000	—	(281)	2,719
	3,000	—	(281)	2,719
Small Business Administration:
Due after ten years	5,863	—	(50)	5,813
	5,863	—	(50)	5,813

	$19,128	$—	$(1,222)	$17,906

The age of unrealized losses and fair value of related securities available for sale were as follows:

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Mortgage-Backed Securities	$—	$—	$2,762	$(713)	$2,762	$(713)
CMO	3,290	(23)	595	(2)	3,885	(25)
Corporate Bonds	—	—	1,847	(153)	1,847	(153)
Agency Securities	—	—	2,719	(281)	2,719	(281)
Small Business Admin.	5,812	(50)	—	—	5,812	(50)
	$9,102	$(73)	$7,923	$(1,149)	$17,025	$(1,222)

For the year ended December 31, 2025, proceeds from sales of securities available for sale amounted to $2,815,000. Gross realized losses amounted to $186,000. There were no gains realized on any sales during this twelve-month period.

For the year ended December 31, 2024, proceeds from sales of securities available for sale amounted to $1,373,000. Gross realized losses amounted to $119,000. There were no gains realized on any sales in 2024.

At December 31, 2025, seventeen AFS debt securities had unrealized losses with aggregate depreciation of 6.5% from the Company’s amortized cost basis.

At December 31, 2024, twenty-five AFS debt securities had unrealized losses with aggregate depreciation of 6.7% from the Company’s amortized cost basis.

Management does not believe that any individual unrealized loss at December 31, 2025 and 2024 represent a credit-related unrealized loss. Management believes that all unrealized losses are due to changes in interest rates.

Management does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell the securities reflected in the above tables prior to full recovery of fair value to a level which equals or exceeds amortized cost. All mortgage-backed securities are issued by U.S. Government sponsored entities and are collateralized by residential mortgages.

Allowance for Credit Losses – Available for Sale Securities

Available for sale securities which are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. There were no allowance for credit losses established on available for sale debt securities during the year ended December 31, 2025 or 2024.

4. Securities HELD TO MATURITY

The carrying value and estimated fair value of securities held to maturity are presented below by contractual final maturity. Actual maturities may differ from below as the loans underlying some securities are subject to prepayment and regular monthly principal repayment.

	December 31, 2025
	Amortized	Allowance for	Gross Unrealized		Fair
	Cost	Credit Losses	Gains	Losses	Value

	(In thousands)
Mortgage-Backed Securities:
Due after ten years	$864	$—	$25	$—	$889
	864	—	25	—	889
Corporate Bonds:
Due after one through five years	2,500	(30)	—	(77)	2,393
Due after five through ten years	4,500	(45)	28	(139)	4,344
	7,000	(75)	28	(216)	6,737
Agency Securities
Due within one year	4,000	—	—	(41)	3,959
Due after one through five years	1,000	—	—	(53)	947
	5,000	—	—	(94)	4,906
	$12,864	$(75)	$53	$(310)	$12,532

	December 31, 2024
	Amortized	Allowance for	Gross Unrealized		Fair
	Cost	Credit Losses	Gains	Losses	Value

	(In thousands)
Mortgage-Backed Securities:
Due after ten years	$918	$—	$1	$(3)	$916
	918	—	1	(3)	916
Corporate Bonds:
Due after one through five years	2,500	(36)	—	(183)	2,281
Due after five through ten years	5,000	(50)	34	(240)	4,744
	7,500	(86)	34	(423)	7,025
Agency Securities
Due within one year	5,750	—	—	(62)	5,688
Due after one through five years	6,000	—	—	(264)	5,736
	11,750	—	—	(326)	11,424
	$20,168	$(86)	$35	$(752)	$19,365

At December 31, 2025 and 2024, U.S. Government obligations with a carrying value of $30,190,000 and $21,959,000, respectively, were pledged to secure public deposits.

Allowance for Credit Losses – Securities Held to Maturity

Held to maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses on held to maturity securities would be presented as an allowance for credit loss.

The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the periods ended December 31, 2025 and 2024:

Corporate
Bonds
(In thousands)
Balance at December 31, 2023	$—
Provision (reversal) for credit losses	86
Balance at December 31, 2024	86
Provision (reversal) for credit losses	(11)
Balance at December 31, 2025	$75

5. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

	December 31,
	2025	2024

	(In thousands)
Residential real estate	$143,600	$111,556
Commercial real estate	88,100	86,876
Commercial and industrial	7,940	10,890
BHG loans	34,778	39,073
Consumer loans	26,544	137
Total loans	300,962	248,532
Allowance for credit losses on loans	(2,277)	(1,363)
Premiums on loans purchased	566	23
Deferred loan fees, net	1,187	833
	(524)	(507)
Net loans	$300,438	$248,025

The Company grants loans to its officers and directors and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. Activity in such loans for the year ended December 31, 2025 and 2024 is as follows:

	December 31,
	2025	2024

	(In thousands)
Balance, beginning	$680	$707
Loans originated	34	—
Collection of principal	(59)	(27)
Balance, ending	$655	$680

The following tables summarize the activity in the allowance for credit losses by loan class and information in regard to the allowance for credit losses and the recorded investment in loans receivable by loan class as of December 31, 2025 and 2024:

	Year Ended December 31, 2025
	Allowance for Credit Losses on Loans
	Beginning	Charge-		Provisions	Ending
	Balance	offs	Recoveries	(Credits)	Balance

	(In thousands)
Residential	$142	$—	$—	$636	$778
Commercial real estate	1,034	—	—	(376)	658
Commercial and industrial	90	—	90	(112)	68
BHG Commercial loans	97	—	—	(65)	32
Consumer	—	(29)	—	770	741
Unallocated	—	—	—	—	—
	$1,363	$(29)	$90	$853	$2,277

	Year Ended December 31, 2024
	Allowance for Credit Losses on Loans
	Beginning	Charge-		Provisions	Ending
	Balance	offs	Recoveries	(Credits)	Balance

	(In thousands)
Residential	$788	$—	$—	$(646)	$142
Commercial real estate	438	—	—	596	1,034
Commercial and industrial	24	(90)	—	156	90
BHG loans	136	—	—	(39)	97
Consumer	15	—	—	(15)	—
Unallocated	77	—	—	(77)	—
	$1,478	$(90)	$—	$(25)	$1,363

The Company experienced significant loan growth in 2025 along with an increase in consumer loans resulting in a large increase to the allowance for credit loss.

The following tables summarize the activity in the allowance for credit losses by all credit categories as of and for the year ended December 31, 2025 and 2024:

	December 31, 2025
		Unfunded	Debt
	Loans	Loan	Securities	Aggregate
	Receivable	Commitments	(HTM)	ACL

	(In thousands)
Beginning balance	$1,363	$57	$86	$1,506
Provisions, net of credit adjustments	853	(41)	(11)	801
Recoveries, net of charge-offs	61	—	—	61
Ending balance	$2,277	$16	$75	$2,368

	December 31, 2024
		Unfunded	Debt
	Loans	Loan	Securities	Aggregate
	Receivable	Commitments	(HTM)	ACL

	(In thousands)
Beginning balance	$1,478	$—	$—	$1,478
Provisions, net of credit adjustments	(25)	57	86	118
Charge-offs, net of recoveries	(90)	—	—	(90)
Ending balance	$1,363	$57	$86	$1,506

The Company utilizes an eight-grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1 – 5: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 6: Loans in this category are considered “watch”. The loans show no signs of serious problems but do not meet all the criteria for a satisfactory loan. These loans will be followed closely in order to promptly detect any sign of deterioration.

Loans rated 7: Loans in this category are considered “special mention”. A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.

Loans rated 8: Loans in this category are considered “substandard”. Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans. Additionally, the Company engages an independent third-party to review a significant portion of loans within these segments on an annual basis. Management uses the results of these reviews as part of its own annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality of other loan segments.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2025 and 2024. Residential real estate and consumer loans are grouped as performing or nonperforming based on accrual status and retail credit guidance. Gross write-offs for the year ended December 31, 2025 and 2024 are also presented in the tables below:

	December 31, 2025
	Loans By Risk Rating by Origination Year
	2025	2024	2023	2022	2021	2020	Prior	Total

Rating:	(In thousands)
Residential real estate:
Performing	$42,621	$29,684	$27,356	$8,878	$10,777	$4,543	$19,699	$143,558
Nonperforming	—	—	42	—	—	—	—	42
Total	$42,621	$29,684	$27,398	$8,878	$10,777	$4,543	$19,699	$143,600
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$6,251	$12,710	$11,054	$23,473	$18,277	$6,810	$8,505	$87,080
Special mention	—	941	—	—	—	—	—	941
Substandard	—	—	70	—	9	—	—	79
Total	$6,251	$13,651	$11,124	$23,473	$18,286	$6,810	$8,505	$88,100
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I - Other:
Pass	$3,811	$2,084	$1,582	$362	$101	$—	$—	$7,940
Total	$3,811	$2,084	$1,582	$362	$101	$—	$—	$7,940
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I - Bankers Health Group:
Pass	$7,718	$9,049	$6,739	$6,643	$732	$773	$285	$31,939
Substandard	—	106	901	1,386	29	340	77	2,839
Total	$7,718	$9,155	$7,640	$8,029	$761	$1,113	$362	$34,778
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Performing	$26,442	$60	$—	$—	$—	$—	$42	$26,544
Nonperforming	—	—	—	—	—	—	—	—
Total	$26,442	$60	$—	$—	$—	$—	$42	$26,544
Current period gross write-offs	$29	$—	$—	$—	$—	$—	$—	$29

Grand Total	$86,843	$54,634	$47,744	$40,742	$29,925	$12,466	$28,608	$300,962
Current period gross write-offs	$29	$—	$—	$—	$—	$—	$—	$29

	December 31, 2024
	Loans By Risk Rating by Origination Year
	2024	2023	2022	2021	2020	2019	Prior	Total

Rating:	(In thousands)
Residential real estate:
Performing	$32,585	$28,919	$9,703	$12,199	$5,201	$3,198	$18,962	$110,767
Nonperforming	532	—	—	—	—	129	128	789
Total	$33,117	$28,919	$9,703	$12,199	$5,201	$3,327	$19,090	$111,556
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$10,742	$13,429	$24,386	$19,596	$7,004	$2,779	$6,472	$84,408
Special Mention	—	886	—	602	—	—	—	1,488
Substandard	—	—	980	—	—	—	—	980
Total	$10,742	$14,315	$25,366	$20,198	$7,004	$2,779	$6,472	$86,876
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I - Other:
Pass	$3,482	$2,802	$463	$1,391	$—	$1,494	$753	$10,385
Special Mention	—	423	—	—	—	—	—	423
Substandard	—	82	—	—	—	—	—	82
Total	$3,482	$3,307	$463	$1,391	$—	$1,494	$753	$10,890
Current period gross write-offs	$—	$90	$—	$—	$—	$—	$—	$90

C&I - Bankers Health Group:
Pass	$12,261	$10,000	$10,273	$1,433	$1,564	$489	$312	$36,332
Substandard	91	1,008	1,084	58	311	144	45	2,741
Total	$12,352	$11,008	$11,357	$1,491	$1,875	$633	$357	$39,073
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Performing	$86	$—	$—	$—	$—	$51	$—	$137
Nonperforming	—	—	—	—	—	—	—	—
Total	$86	$—	$—	$—	$—	$51	$—	$137
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Grand Total	$59,779	$57,549	$46,889	$35,279	$14,080	$8,284	$26,672	$248,532
Current period gross write-offs	$—	$90	$—	$—	$—	$—	$—	$90

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2025 and 2024:

	December 31, 2025
							Loans
							Receivable
	30-59	60-89	Greater			Total	>90 Days
	Days	Days	Than	Total		Loans	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing

	(In thousands)
Residential	$—	$—	$—	$—	$143,600	$143,600	$—
Commercial real estate	—	—	79	79	88,021	88,100	—
Commercial and industrial	449	—	—	449	7,491	7,940	—
BHG loans	—	—	—	—	34,778	34,778	—
Consumer	—	—	—	—	26,544	26,544	—
	$449	$—	$79	$528	$300,434	$300,962	$—

	December 31, 2024
							Loans
							Receivable
	30-59	60-89	Greater			Total	>90 Days
	Days	Days	Than	Total		Loans	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing

	(In thousands)
Residential	$796	$—	$129	$925	$110,631	$111,556	$—
Commercial real estate	—	—	—	—	86,876	86,876	—
Commercial and industrial	98	—	—	98	10,792	10,890	—
BHG loans	—	—	—	—	39,073	39,073	—
Consumer	—	—	—	—	137	137	—
	$894	$—	$129	$1,023	$247,509	$248,532	$—

At December 31, 2025, there were three loans in non-accrual status totaling $121,000; one residential mortgage loan totaling $42,000 was not included in the above table because it was current as of December 31, 2025, however continued payment performance is required in order to return the loan to accrued status.

At December 31, 2024, there were four loans in non-accrual status totaling $868,000.

The following table presents information regarding non-accrual loans:

	December 31, 2025
		Non-accrual Loans
	Non-accrual Loans	without Allowance	Total Loans
	with Allowance for	for	on
	Credit Loss	Credit Loss	Non-accrual

	(In thousands)
Residential	$—	$42	$42
Commercial real estate	—	79	79
	$—	$121	$121

	December 31, 2024
		Non-accrual Loans
	Non-accrual Loans	without Allowance	Total Loans
	with Allowance for	for	on
	Credit Loss	Credit Loss	Non-accrual

	(In thousands)
Residential	$—	$789	$789
Commercial and industrial	—	79	79
	$—	$868	$868

When a loan is placed on non-accrual status, any accrued interest is reversed from loan interest income. The Company reversed interest on nonaccrual loans of $11,000 and $12,000 for the years ended December 31, 2025 and 2024, respectively.

Modified Loans

Occasionally, the Company will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Typically, such modifications may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Company’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.

When principal forgiveness is provided, the amount forgiven is charged-off against the allowance for credit losses on loans. The following table shows the amortized cost basis at December 31, 2025 and 2024, respectively, of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Year Ended December 31, 2025
		% of Total
		Class of
	Payment	Financing
	Deferred	Receivable

	(Dollars in thousands)
Residential real estate	$42	0.03%
Total	$42	—

	Year Ended December 31, 2024
		% of Total
		Class of
	Payment	Financing
	Deferred	Receivable

	(Dollars in thousands)
Residential real estate	$796	0.71%
BHG loans	$49	0.13%
Total	$845	—

There were no charge-offs or payment defaults for any of these modified loans; the loans remained current as of December 31, 2025 and 2024, respectively.

6. PREMISES AND EQUIPMENT

	December 31,
	2025	2024

	(In thousands)
Land	$194	$194
Buildings and improvements	3,214	3,213
Accumulated depreciation	(1,489)	(1,392)
	1,725	1,821
Furnishings and equipment	1,937	1,919
Accumulated depreciation	(1,358)	(1,199)
	579	720
Software	291	291
Accumulated depreciation	(280)	(269)
	11	22
	$2,509	$2,757

Depreciation expense for the years ended December 31, 2025 and 2024 amounted to $266,000 and $272,000, respectively.

7. LEASES

During 2023, the Company entered into an operating lease agreement for its branch location. This lease has a lease term of seven years and an option to extend the lease for up to five years. This option has not been included in the lease term as it was determined that it was not reasonably certain that the Company will exercise the option. The Company does not have any material short-term leases. The right-of-use (ROU) asset and related liability are included in other assets and other liabilities in the consolidated statements of financial condition.

	December 31,
	2025	2024

	(Dollars in thousands)
Operating cash flow from operational leases	$78	$78
Weighted average remaining lease term (in years)	4.2	5.2
Weighted average discount rate	3.96%	3.96%

Maturity of the lease liability is as follows:

December 31,
2025
(In thousands)
2026	$78
2027	78
2028	78
2029	78
2030	13
Total lease payments	325
less imputed interest	(26)
Lease liability	$299

8. DEPOSITS

	December 31,
	2025	2024

	(In thousands)
Interest checking	$66,119	$65,629
Non-Interest checking	9,938	5,734
Money market	15,988	17,389
Savings and club	24,080	25,965
Total non-certificate accounts	116,125	114,717
Certificates of deposit (1)	174,825	131,362
Total deposits	$290,950	$246,079

(1)Included in certificates of deposit are brokered deposits that amounted to $68,702,000 and $55,547,000, at December 31, 2025 and 2024, respectively.

Certificates of deposit with balances of more than $250,000 totaled approximately $100,844,000 and $72,987,000, at December 31, 2025 and 2024, respectively.

The scheduled maturities of certificates of deposit were as follows:

	December 31,
	2025		2024
		Weighted		Weighted
		Average		Average
Maturity	Amount	Rate	Amount	Rate

	(Dollars in thousands)
2025	$—	0.00%	$73,536	3.95%
2026	108,878	3.38	25,302	1.79
2027	33,724	3.61	14,149	3.37
2028	14,182	4.31	10,172	4.46
2029	8,937	4.35	6,203	4.50
2030	5,104	3.87	—	0.00
2033	—	0.00	2,000	5.45
2035	4,000	4.10	—	0.00
	$174,825	3.58%	$131,362	3.56%

9. BORROWINGS

	December 31,
	2025		2024
		Weighted Average		Weighted Average
	Amount	Rate	Amount	Rate

Federal Home Loan Bank	(Dollars in thousands)
Fixed Rate Advances:
Overnight borrowing	$—	0.00%	$2,000	4.69%
2025	—	0.00	8,325	3.99
2026	9,000	4.06	4,000	4.00
2027	7,686	4.08	6,685	3.84
2028	8,111	3.89	6,500	3.84
2029	5,000	4.01	5,000	4.01
2030	10,000	3.75	—	0.00
2034	1,000	3.42	3,500	3.18
2035	6,000	3.42	2,000	3.48
Total FHLB Advances (1)	46,797	3.87	38,010	3.88
FRB Advances
2025	—	0.00	5,000	4.50
Total FRB Advances	—	0.00	5,000	4.50
Senior Notes (UR Bancorp)
2025	—	0.00	1,600	6.13
2026	4,000	6.19	4,000	6.19
2027	1,175	6.50	525	6.50
2028	1,600	6.13	—	—
Total Senior Notes	6,775	6.23	6,125	6.20
Total Borrowings	$53,572	4.17%	$49,135	4.23%

(1)Includes various advances callable by the FHLB totaling $19,000,000 as of December 31, 2025 and $15,500,000 as of December 31, 2024.

The Bank obtains advances from the FHLB which are secured by securities or mortgage loans under a collateral pledge agreement. The Bank also has the ability to borrow from the FRB Discount window which is also collateralized by securities and loans. The available borrowing capacity with the FHLB at December 31, 2025 and 2024 was $44,356,000 and $23,300,000, respectively. The available borrowing capacity with the FRB at December 31, 2025 and 2024 was $23,273,000 and $23,750,000, respectively.

United Roosevelt Bancorp, in November 2022, commenced a private offering via a Private Placement memorandum to qualified investors of senior unsecured notes. The notes issued carry interest rates and maturities as outlined in the above table. The Bancorp may commence additional offerings of new tranches of senior notes if opportunities arise and the returns on the additional amounts raised is determined to be economically viable.

The Company had municipal letters of credit with the FHLB in the amounts of $5,900,000 and $7,000,000, as of December 31, 2025 and 2024, respectively. The letters of credit serve as collateral for certain municipal deposits. As of December 31, 2025, and 2024, there were no outstanding balances on these letters of credit.

10. Regulatory Capital

The following table presents a reconciliation of capital per GAAP and regulatory capital and information as to the Bank’s capital levels at the dates presented:

	December 31,
	2025	2024

	(In thousands)
Bank GAAP surplus and retained earnings	$26,072	$23,717
Unrealized loss (gain) on securities available for sale	349	881
Benefit plan adjustments	121	737
Core and tangible capital	26,542	25,335
Allowance for credit losses	2,367	1,506
Total regulatory capital	$28,909	$26,841

Federal regulations require federally insured depository institutions to meet several minimum capital standards as set forth in the tables below.

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.

Capital amounts and classifications also are subject to qualitative judgments by the regulators about capital components, risk weighting, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Federal banking regulations require the bank to maintain minimum amounts and ratios of common equity Tier 1, Tier 1 and total capital to risk-weighted assets and Tier 1 capital to average assets, as set forth in the table below. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier I capital in an amount greater than 2.5% total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses.

	December 31, 2025
					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Bank Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollar amounts in thousands)
Total capital (to risk-weighted assets)	$28,909	11.58%	$19,965	8.00%	$24,956	10.00%
Tier 1 capital (to risk-weighted assets)	26,542	10.64%	14,974	6.00%	19,965	8.00%
Common equity Tier 1 (to risk-weighted assets)	26,542	10.64%	11,230	4.50%	16,222	6.50%
Tier 1 capital (Leverage) (to average total assets)	26,542	7.38%	14,379	4.00%	17,974	5.00%

	December 31, 2024
					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Bank Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollar amounts in thousands)
Total capital (to risk-weighted assets)	$26,841	12.58%	$17,075	8.00%	$21,344	10.00%
Tier 1 capital (to risk-weighted assets)	25,335	11.87%	12,807	6.00%	17,075	8.00%
Common equity Tier 1 (to risk-weighted assets)	25,335	11.87%	9,605	4.50%	13,874	6.50%
Tier 1 capital (Leverage) (to average total assets)	25,335	8.10%	12,509	4.00%	15,636	5.00%

As of the most recent notification from the Federal Deposit Insurance Corporation, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank’s category.

11. Benefit Plans

Employee Pension Plan

The Company has a non-contributory defined benefit pension plan covering all eligible employees. This plan was frozen to new employees in 2015. The Company’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes.

Changes in the benefit plan for the years ended December 31, 2025 and 2024 figures are presented below:

	2025	2024

	(In thousands)
Projected benefit obligation, beginning	$3,795	$3,956
Interest cost	193	189
Actuarial loss (gain)	(656)	(4)
Annuity payments	(388)	(346)
Projected benefit obligation, ending	2,944	3,795
Plan assets at fair value, beginning	5,083	5,136
Actual return on assets	485	293
Annuity payments	(388)	(346)
Plan assets at fair value, ending	5,180	5,083
Accrued pension cost included in other assets	$2,236	$1,288

Weighted-Average assumptions used to determine the benefit obligations were as follows at December 31, 2025 and 2024:

	2025	2024
Discount rate	5.20%	5.35%
Rate of increase in compensation levels	N/A	N/A

The following table sets forth the components of net periodic pension cost for the years ended December 31, 2025 and 2024:

	2025	2024

	(In thousands)
Net periodic pension cost included the following components:
Interest cost	$193	$189
Expected return on plan assets	(284)	(373)
Net periodic pension cost	(91)	(184)
Changes in benefit obligation recognized in other comprehensive income
Net loss arising during the year	(856)	76
Total recognized in other comprehensive income	(856)	76
Total recognized in net periodic pension cost and other comprehensive income	$(947)	$(108)

Weighted-Average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2025 and 2024 were as follows (beginning of year assumptions):

	2025	2024
Discount rate	5.35%	5.00%
Expected long-term rate of return	6.25%	6.75%
Rate of increase in compensation levels	N/A	N/A

At, December 31, 2025 and 2024, unrecognized actuarial loss of $168,527 and $1,024,666, respectively, were included in accumulated other comprehensive income.

Investment Policies and Strategies

The primary long-term objective for the Plan is to maintain assets at a level that will sufficiently cover future beneficiary obligations. A secondary long-term objective is to achieve long-term growth in assets. The Plan is structured to mitigate the volatility of the Plan’s funded status and expected contribution volatility and includes a growth component (the equity commitment) and volatility reducing component (the fixed income commitment).

To achieve the Plan sponsor’s long-term investment objectives, the Trustee will invest the assets of the Plan in a diversified combination of asset classes, investment strategies, and pooled vehicles. The asset allocation guidelines in the table below reflect the plan sponsor’s risk tolerance and long-term objectives for the Plan. These parameters will be reviewed on a regular basis and subject to change following discussions between the plan sponsor and the Trustee.

Initially, the following asset allocation targets and ranges will guide the Trustee in structuring the overall allocation in the Plan’s investment portfolio. The Plan sponsor or the Trustee may amend these allocations to reflect the most appropriate standards consistent with changing circumstances. Any such fundamental amendments in strategy will be discussed between the Plan sponsor and Trustee prior to implementation.

Based on the above considerations, the following asset allocation ranges will be implemented:

Asset Allocation
Parameters by
Asset Class
Target
Domestic Equity:
Large-Cap U.S.	19.3%
Mid-Cap U.S.	1.2%
Small-Cap U.S.	0.5%
Total - Domestic Equity	21.0%

International Equity:
Overseas	2.4%
Origin Emerging Markets	1.5%
Diversified International	5.1%
Total - International Equity	9.0%

Fixed Income:
LDI Long Duration	14.6%
LDI Intermediate Duration	55.4%
Total - Fixed Income	70.0%

The parameters for each asset class provide the Trustee with the latitude for managing the Plan within a minimum and maximum range. The Trustee will have full discretion to buy, sell, invest and reinvest in these asset segments based on these guidelines which includes allowing the underlying investments to fluctuate within the stated policy ranges. The Plan will maintain a cash equivalents component (not to exceed 3% under normal circumstances) within the fixed income allocation for liquidity purposes.

The Trustee will monitor the actual asset segment exposures of the Plan on a regular basis and, periodically, may adjust the asset allocation within the ranges set forth above as it deems appropriate. Periodic reallocations of assets will be based on the Trustee’s perception of the changing risk/return opportunities of the respective asset classes.

Determination of Long-Term Rate-of-Return

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn long-term rates of return in the ranges of 6-8% and 3-5%, respectively, with an assumed long-term inflation rate of 2.5% reflected within these ranges. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 5% to 7%.

The market values invested in each investment category at December 31, 2025, are as follows:

		Assets at Fair
		Value as of
		December 31,
Asset Class:	Investment Option	2025
		(In thousands)
Fixed Income	LDI Intermediate Duration Separate Acct	$2,750
Fixed Income	LDI Long Duration Separate Acct	729
Large U.S. Equity	LargeCap S&P 500 Index Separate Acct	1,095
Global/International Equity	Overseas Separate Acct	140
Global/International Equity	Diversified International Separate Acct	373
Small/Mid U.S. Equity	MidCap S&P 400 Index Separate Acct	65
Small/Mid U.S. Equity	SmallCap S&P 600 Index Separate Acct	28
Total		$5,180

The market values invested in each investment category at December 31, 2024, are as follows:

		Assets at Fair
		Value as of
		December 31,
Asset Class:	Investment Option	2024
		(In thousands)
Fixed Income	LDI Intermediate Duration Separate Acct	$2,837
Fixed Income	LDI Long Duration Separate Acct	726
Large U.S. Equity	LargeCap S&P 500 Index Separate Acct	982
Global/International Equity	Overseas Separate Acct	121
Global/International Equity	Diversified International Separate Acct	334
Small/Mid U.S. Equity	MidCap S&P 400 Index Separate Acct	59
Small/Mid U.S. Equity	SmallCap S&P 600 Index Separate Acct	24
Total		$5,083

The Plan Assets are invested with Principal. Principal uses Pooled Separate Accounts, not publicly traded Mutual Funds. The above assets are considered Level 1 – quoted prices in active markets for identical assets.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ending December 31:	(In thousands)
2026	$260
2027	250
2028	250
2029	250
2030	240
2031-2035	1,150

401k and Profit Sharing Plan

The Company has a 401k and non-contributory profit sharing plan covering all eligible employees. Employees may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 100 percent of the first 6 percent of an employee’s compensation contributed to the Plan. Matching contributions vest to the employee over a two-year period. For the year ended December 31, 2025 and 2024, 401k related expenses amounted to $138,978 and $122,102, respectively. There were no profit-sharing related plan expenses for the years ended December 31, 2025 and 2024.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for a select group of management effective October 1, 2021. The liability and related expense was as follows:

	As of and for the period ending
	December 31,
	2025	2024

	(In thousands)
Deferred compensation liability	485	276
Deferred compensation expense	17	13

12. Income Taxes

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code and, therefore, must calculate its bad debt deduction using either the experience or the specific charge-off method. Retained earnings at December 31, 2025 include approximately $3 million of bad debt deductions, which resulted from the use of the formerly permitted percentage of taxable income method, for which income taxes have not been provided. If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are summarized below:

	December 31,
	2025	2024

	(In thousands)
Current income tax expense:
Federal income	$357	$21
State income	54	10
	411	31

Deferred income tax expense (benefit):
Federal income	(220)	100
State income	(46)	(6)
	(266)	94
	$145	$125

The tax effects of existing temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2025	2024

	(In thousands)
Deferred income tax assets:
Allowance for credit losses	$640	$383
Benefit plan AOCI adjustment, net	47	288
Unrealized loss on securities available for sale	147	341
NJ NOL carryover	—	24
Other	134	116
	968	1,152

Deferred income tax liabilities:
Prepaid expenses of benefit plans	675	650
Depreciation	204	243
	879	893
Net deferred tax assets included in other assets	$89	$259

The following table presents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the normal federal income tax rate of 21% to income before income taxes for the year ended December 31, 2025 and 2024:

	December 31,
	2025		2024

	(Dollars in thousands)
Federal income tax	$136	21.00%	$147	21.00%
Increases (reductions) in income taxes resulting from:
New Jersey tax, net of federal income tax effect	6	0.93	3	0.43
Bank-owned life insurance	(9)	(1.39)	(26)	(3.71)
Other items, net	12	1.84	1	0.11
Effective income tax expense	$145		$125
Effective income tax rate		22.38%		17.83%

The following table presents income taxes paid (net of refunds received) by jurisdiction as follows:

	December 31,
	2025		2024

	(In thousands)
Federal	$283	98%	$129	52%
State (NJ)	5	2	119	48
Total, net	$288	100%	$248	100%

13. Commitments and Contingencies

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract amounts of those instruments reflect the extent of involvement the Company has in those particular classes of financial instruments.

The Company, at December 31, 2025, had undisbursed funds from approved lines of credit under the homeowners’ equity lending program amounting to approximately $2,826,000. Unless they are specifically cancelled by notice to or from the Company, these funds represent firm commitments available to the respective borrowers on demand. The interest rates charged on funds disbursed under this program are at the prime rate. Similarly, there were approximately $1,193,000 in commitments for undisbursed commercial lines of credit; and zero in commitments for construction loans. There were three Letters of Credit issued by the Company totaling $85,000; outstanding balance at December 31, 2025 was zero. The allowance for credit losses on these off-balance sheet credit exposures was $16,000 at December 31, 2025.

The Company, at December 31, 2024, had undisbursed funds from approved lines of credit under the homeowners’ equity lending program amounting to approximately $2,190,000. Unless they are specifically cancelled by notice to or from the Company, these funds represent firm commitments available to the respective borrowers on demand. The interest rates charged on funds disbursed under this program are at the prime rate. Similarly, there were approximately $2,335,000 in commitments for undisbursed commercial lines of credit; and $1,807,000 in commitments for construction loans. There were two Letters of Credit issued by the Company totaling $55,000; outstanding balance at December 31, 2024 was zero. The allowance for credit losses on these off-balance sheet credit exposures was $57,000 at December 31, 2024.

The Company has, in the normal course of business, commitments for services and supplies. Management does not anticipate losses on any of these transactions.

The Company, from time to time, may be party to litigation arising primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material effect on the consolidated financial position or operations.

14. Fair Value Measurements

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

There were no liabilities measured at fair value on a recurring basis as of the periods presented. For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2025 and 2024 are as follows:

	Assets at Fair Value
	as of December 31, 2025
	Assets at Fair Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
Securities available for sale:
Mortgage-Backed Securities	$—	$3,729	$—	$3,729
CMO	—	14,127	—	14,127
Corporate Bonds	—	1,015	—	1,015
Agency Securities	—	1,886	—	1,886
Small Business Administration	—	5,077	—	5,077
	$—	$25,834	$—	$25,834

	Assets at Fair Value
	as of December 31, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Securities available for sale:
Mortgage-Backed Securities	$—	$2,765	$—	$2,765
CMO	—	4,762	—	4,762
Corporate Bonds	—	1,847	—	1,847
Agency Securities	—	2,719	—	2,719
Small Business Administration	—	5,813	—	5,813
	$—	$17,906	$—	$17,906

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

		Fair Value
	Carrying
	Amount	Level 1	Level 2	Level 3

	(In thousands)
December 31, 2025
Financial assets:
Cash and cash equivalents (including CD investments)	$8,391	$8,391	$—	$—
Securities available for sale	25,834	—	25,834	—
Securities held to maturity	12,789	—	10,032	2,500
Restricted stock in banks	2,449	—	—	2,449
Loans, net	300,438	—	—	302,035
Accrued interest receivable	1,481	—	1,481	—
Financial liabilities:
Deposits	290,950	—	—	281,244
Mortgagors' escrow accounts	1,401	—	1,401	—
Federal Home Loan Bank advances	46,797	—	47,049	—
Senior notes payable	6,775	—	—	6,689
Accrued interest payable	352	—	352	—

December 31, 2024
Financial assets:
Cash and cash equivalents (including CD investments)	$15,023	$15,023	$—	$—
Securities available for sale	17,906	—	17,906	—
Securities held to maturity	20,082	—	16,365	3,000
Restricted stock in banks	2,021	—	—	2,021
Loans, net	248,025	—	—	242,853
Accrued interest receivable	1,270	—	1,270	—
Financial liabilities:
Deposits	246,079	—	—	233,250
Mortgagors' escrow accounts	1,168	—	1,168	—
Federal Home Loan Bank and FRB advances	43,010	—	41,982	—
Senior notes payable	6,125	—	—	5,937
Accrued interest payable	280	—	280	—

The following valuation techniques were used to measure fair value of assets in the tables above.

The fair value of securities available for sale and held-to-maturity are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities, which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).

The fair value of cash and cash equivalents, restricted bank stock, accrued interest receivable, mortgage escrows, and accrued interest payable are measured at the Company’s carrying amount.

The fair value of loans, deposits, borrowings, and senior notes payable are measured on a discounted cash flow basis using current rates and terms.

15. Plan of Conversion and Change in Corporate Form

On September 8, 2025, United Roosevelt, MHC, United Roosevelt Bancorp and United Roosevelt Savings Bank adopted a Plan of Conversion (the “Plan”) pursuant to which United Roosevelt, MHC will convert from the mutual to stock form of organization and United Roosevelt Savings Bank will become the wholly-owned subsidiary of a new stock holding company incorporated under Maryland law and known as URSB Bancorp, Inc. (the “Holding Company”). Pursuant to the Plan, (i)United Roosevelt, MHC will merge with and into United Roosevelt Bancorp, with United Roosevelt Bancorp as the surviving entity, (ii)United Roosevelt Bancorp will merge with and into the Holding Company, with the Holding Company as the surviving entity, resulting in United Roosevelt Savings Bank becoming a wholly-owned subsidiary of the Holding Company, and (iii)the Holding Company will offer and sell shares of its common stock to depositors of United Roosevelt Savings Bank and other persons in the manner and subject to the priorities set forth in the Plan pursuant to a prospectus contained in a registration statement declared effective by the U.S. Securities and Exchange Commission. United Roosevelt Savings Bank will adopt an employee stock ownership plan which will subscribe for 8% of the sum of the number of shares of common stock sold in the stock offering and will contribute to a charitable foundation to be established and funded in connection with the conversion.

At the time of conversion, the Holding Company and United Roosevelt Savings Bank each established a liquidation account in an amount equal to United Roosevelt, MHC’s total equity as reflected in the latest consolidated balance sheet contained in the final offering prospectus for the conversion. The liquidation account established by United Roosevelt Savings Bank would be used only if the Holding Company does not have sufficient assets to fund its obligations under its liquidation account. The liquidation accounts are maintained for the benefit of eligible account holders (as defined in the Plan) and supplemental eligible account holders (as defined in the Plan) (collectively, “eligible depositors”) who continue to maintain their deposit accounts in United Roosevelt Savings Bank after the conversion. In the event of a complete liquidation of either (i)United Roosevelt Savings Bank or (ii)United Roosevelt Savings Bank and the Holding Company (and only in such events), eligible depositors who continue to maintain their deposit accounts in United Roosevelt Savings Bank will be entitled to receive a distribution from the liquidation accounts before any distribution may be made with respect to the common stock of the Holding Company or of United Roosevelt Savings Bank. Neither the Holding Company nor United Roosevelt Savings Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation accounts or the regulatory capital requirements imposed by its respective bank regulators.

The cost of reorganization and stock issuance is being deferred and will be deducted from the sales proceeds of the offering. As of March 31, 2026, $1,739,780 of reorganization costs had been incurred. On March 26, 2026, the Bank completed the transactions contemplated by the Plan, including the sale of 2,334,375 shares of common stock in the stock offering at a per share price of $10.00 per share.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement Between United Roosevelt Savings Bank and Kenneth Totten
10.2	Employment Agreement Between United Roosevelt Savings Bank and David Van Steyn
10.3	Supplemental Executive Retirement Plan – Kenneth Totten
10.4	Supplemental Executive Retirement Plan – David Van Steyn
10.5	Split Dollar Agreement Between United Roosevelt Savings Bank and David Van Steyn
10.6	Form of Director Split Dollar Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

URSB BANCORP, INC.

Date:	April 9	, 2026	By:	/s/ Kenneth R. Totten
Kenneth R. Totten
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kenneth R. Totten	Chairman, President and Chief	April 9	, 2026

Kenneth R. Totten	Executive Officer and a Director
(Principal Executive Officer)

/s/ David Van Steyn	Chief Financial Officer and	April 9	, 2026

David Van Steyn	Treasurer (Principal Financial and Accounting Officer)

/s/ Patrick J. DeBlasio	Director	April 9	, 2026

Patrick J. DeBlasio

/s/ John F. Kwasnik	Director	April 9	, 2026

John F. Kwasnik

/s/ David J. Reiman	Director	April 9	, 2026

David J. Reiman

/s/ Timothy D. Touhey	Director	April 9	, 2026

Timothy D. Touhey