Form 10-Q
period 2026-03-31
URSB Bancorp, Inc.
filed 2026-05-15
CIK 2084261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-56829

URSB Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	39-4348578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11-15 Cooke Avenue

Carteret, NJ 07008

(Address of Principal Executive Offices)

(732) 541-5445

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2026, there were 2,334,375 of the registrant’s shares of common stock outstanding.

URSB Bancorp, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2026

Explanatory Note

URSB Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on August 19, 2025, to serve as the bank holding company for United Roosevelt Savings Bank upon the consummation of the conversion of United Roosevelt, MHC, the mutual holding company of United Roosevelt Savings Bank, from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was consummated effective March 26, 2026. Accordingly, the unaudited consolidated financial statements, and related notes, and other financial information included in this report for dates and periods ended before March 26, 2026 relate to United Roosevelt, MHC.

The unaudited consolidated financial statements and other financial information contained in this report should be read in conjunction with the audited consolidated financial statements, and related notes, of United Roosevelt, MHC as of and for the years ended December 31, 2025 and 2024, contained in the Company’s Special Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on April 9, 2026.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

URSB BANCORP, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$1,147	$1,902
Interest-bearing deposits	16,849	6,489
Cash and cash equivalents	17,996	8,391
Securities available for sale (amortized cost of $27,114 and $26,329, respectively)	26,474	25,834
Securities held to maturity, net of allowance for credit losses of $76 and $75, respectively (fair value of $11,541 and $12,532, respectively)	11,777	12,789
Loans receivable, net of allowance for credit losses of $2,365 and $2,277, respectively	304,741	300,438
Premises and equipment, net	2,461	2,509
Federal Home Loan Bank of New York stock, at cost	2,279	2,369
Atlantic Community Bankers Bank stock, at cost	80	80
Accrued interest receivable	1,492	1,481
Bank owned life insurance (BOLI)	7,089	7,026
Other assets	6,217	7,056
Total assets	$380,606	$367,973
Liabilities and Equity
Liabilities:
Deposits	$285,785	$290,950
Advance payments by borrowers for taxes and insurance	1,498	1,401
Borrowings	51,572	53,572
Other liabilities	1,973	2,056
Total liabilities	340,828	347,979

Equity:
Common stock (par value $0.01 per share; 2,334,375 shares issued and outstanding at March 31, 2026)	23	—
Additional paid in capital	21,581	—
Retained earnings	20,619	20,464
Accumulated other comprehensive loss	(578)	(470)
Common stock held by the employee stock ownership plan ("ESOP")	(1,867)	—
Total equity	39,778	19,994
Total liabilities and equity	$380,606	$367,973

The accompanying notes are an integral part of these consolidated financial statements.

URSB BANCORP, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Interest and dividend income:
Loans	$4,387	$3,519
Securities	393	301
Other earning assets	256	196
Total interest and dividend income	5,036	4,016
Interest expense:
Deposits:
NOW and money market	400	326
Savings and club	17	37
Certificates of deposit	1,602	1,189
Borrowings	505	490
Total interest expense	2,524	2,042
Net interest income	2,512	1,974
Provisions (credits) for credit losses	99	(41)
Net interest income after provision (credits) for credit losses	2,413	2,015
Non-interest income:
Fees and service charges	61	52
Increase in cash surrender value of BOLI	63	36
Loss on sales of securities	—	(130)
Other	17	—
Total non-interest income (loss)	141	(42)
Non-interest expenses:
Salaries and employee benefits	1,054	922
Occupancy expense	103	97
Equipment	257	256
Directors' compensation	58	51
Professional fees	166	118
Advertising	70	62
Federal deposit insurance premium	111	81
Other	558	163
Total non-interest expenses	2,377	1,750
Net income before taxes	177	223
Income tax expense	22	90
Net income	$155	$133

Earnings per common share:
Basic	$0.07	N/A
Diluted	$0.07	N/A

Weighted average shares outstanding	2,147,625	N/A

The accompanying notes are an integral part of these consolidated financial statements.

URSB BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$155	$133
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities	(144)	147
Reclassification adjustment for losses realized in income	—	130
Net unrealized (losses) gains	(144)	277
Tax effects	36	(76)
Net-of-tax amount	(108)	201
Total other comprehensive (loss) income	(108)	201
Comprehensive income	$47	$334

The accompanying notes are an integral part of these consolidated financial statements.

URSB BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands, except share data)

(Unaudited)

					Accumulated
	Shares of				Other
	Common	Common	Additional	Retained	Comprehensive	Unearned ESOP
	Stock	Stock	Paid in Capital	Earnings	Income (Loss)	Shares	Total
Balance, December 31, 2025	—	$—	$—	$20,464	$(470)	$—	$19,994
Net income	—	—	—	155	—	—	155
Issuance of Shares in Initial Public Offering, net of expenses $1,740	2,314,375	23	21,381	—	—	—	21,404
Issuance and Contribution of shares to the URSB Charitable Foundation	20,000	—	200	—	—	—	200
Purchase of 186,750 shares by ESOP	—	—	—	—	—	(1,867)	(1,867)
Other comprehensive income	—	—	—	—	(108)	—	(108)
Balance, March 31, 2026	2,334,375	$23	$21,581	$20,619	$(578)	$(1,867)	$39,778

					Accumulated
	Shares of				Other
	Common	Common	Additional	Retained	Comprehensive	Unearned ESOP
	Stock	Stock	Paid in Capital	Earnings	Income (Loss)	Shares	Total
Balance, December 31, 2024	—	$—	$—	$19,961	$(1,618)	$—	$18,343
Net income	—	—	—	133	—	—	133
Other comprehensive income	—	—	—	—	201	—	201
Balance, March 31, 2025	$—	$—	$—	$20,094	$(1,417)	$—	$18,677

The accompanying notes are an integral part of these consolidated financial statements.

URSB BANCORP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$155	$133
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions (credits) for credit losses	99	(41)
Depreciation of premises and equipment	63	68
Amortization (accretion) of deferred loan fees, net	174	48
Amortization (accretion) of premiums and discounts, net	(27)	—
Loss on sale of available for sale securities	—	130
Contribution of stock to charitable foundation	200	—
Deferred income tax (benefit) expense	36	(76)
Increase in cash surrender value of bank owned life insurance	(63)	(36)
Net change in:
Accrued interest receivable	(11)	(37)
Other assets	839	(248)
Other liabilities	(94)	285
Net cash provided by operating activities	1,371	226
Cash flows from investing activities:
Available for sale:
Proceeds from sales	—	1,870
Purchases	(2,288)	—
Proceeds from maturities, calls and principal repayments	1,530	362
Held to maturity:
Purchases	—	—
Proceeds from maturities, calls and principal repayments	1,013	3,015
Proceeds from maturity of certificate of deposit investments	—	249
Loan principal (originations) collections, net	(4,565)	(5,931)
Purchases of premises and equipment	(15)	(5)
Purchase of Federal Home Loan Bank of New York stock	—	(1,901)
Redemption of Federal Home Loan Bank of New York stock	90	1,744
Net cash used in investing activities	(4,235)	(597)
Cash flows from financing activities:
Net (decrease) increase in deposits	(5,165)	2,283
Net proceeds from stock offering and issuance of common stock	21,404	—
Purchase of common shares by ESOP	(1,867)	—
Net change in FRB short term advances	—	(5,000)
Net change in FHLB short term advances	—	(2,000)
Proceeds from FHLB long term advances	—	9,000
Repayment of FHLB long term advances	(2,000)	(3,500)
Net proceeds from issuance of senior notes	—	650
Net proceeds from borrowers for taxes and insurance	97	93
Net cash provided by financing activities	12,469	1,526
Net change in cash and cash equivalents	9,605	1,155
Cash and cash equivalents, beginning of period	8,391	10,727
Cash and cash equivalents, end of period	$17,996	$11,882
Supplementary cash flows information
Interest paid	$2,456	$1,776
Income taxes paid, net	$—	$45

The accompanying notes are an integral part of these consolidated financial statements.

URSB BANCORP, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1. Organization

URSB Bancorp, Inc. (the “Company”) is a Maryland corporation formed on September 8, 2025 to serve as the bank holding company for United Roosevelt Savings Bank (the “Bank”) and its subsidiary as part of the mutual-to-stock conversion of United Roosevelt, MHC, the Bank's former mutual holding company. The conversion was effective March 26, 2026. The Bank is a state-chartered stock savings bank and is a wholly-owned subsidiary of URSB Bancorp, Inc. United Roosevelt Securities Corp. (the “Investment Corp.”) is a wholly-owned subsidiary of the Bank. Currently, the only business activity of the Company is to hold all of the outstanding stock of the Bank. The Investment Corp. is a New Jersey investment company formed primarily to hold investments and mortgage-backed securities.

2. Summary of Significant Accounting Policies

Basis of the Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the URSB Bancorp, Inc. and its wholly-owned subsidiary, the Bank and the Investment Corp. (collectively the “Company”), and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments included in such interim consolidated financial statements. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be achieved for the remainder of 2026 or any other period.

For additional information and disclosures required under U.S. GAAP, refer to the Company's Consolidated Financial Statements included in the Company’s Special Report on Form 10-K for the year ended December 31, 2025.

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

Earnings per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unearned ESOP shares are not deemed outstanding for earnings per share calculations. ESOP shares committed to be released are considered to be outstanding for purposes of the earnings per share computation. ESOP shares that have not been legally released, but that relate to employee services rendered during an accounting period (interim or annual) ending before the related debt service payment is made, are considered committed to be released. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. For purposes of calculating earnings per share, the shares issued in the conversion are assumed to have been outstanding for the entire period presented.

During the three months ended March 31, 2026, the Company completed an issuance of common stock in connection with its initial public offering, which occurred on March 26, 2026. Accordingly, the shares issued were included in the computation of weighted-average shares outstanding only for the portion of the period subsequent to their issuance. As a result, the weighted-average number of shares outstanding for the period may not be indicative of the shares that will be outstanding for future periods, and earnings per share information for the period may not be comparable to future periods.

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

The Company measures the allowance for credit losses using the Scaled CECL Allowance for Loss Estimator (“SCALE“) method which is a spreadsheet-based method developed by the Federal Reserve to assist community banks in calculating a CECL compliant allowance for credit losses using proxy expected lifetime loss rates. The SCALE tool is a template designed for smaller community banks with total assets of less than $1 billion. It uses publicly available data from Schedule RI-C of the Call Report to derive the initial proxy lifetime loss rates.

As of December 31, 2025, the Company changed its CECL estimation methodology from Weighted Average Remaining Maturity (“WARM”) to a SCALE framework to better align with its size and complexity, which represents a change in accounting estimate and did not have a material impact on the allowance for credit losses. There were no material changes to the CECL methodology during the three months ended March 31, 2026.

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

BHG Commercial Loans – Loans in this segment are commercial loans acquired from BHG Financial. BHG is a non-bank lender generating small business loans.

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

Reclassification

Certain amounts in the prior year consolidated financial statements are reclassified, when necessary, to conform to the current year presentation.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans. The amendments in this Update expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this Update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” (defined below) are purchased seasoned loans and accounted for using the gross-up approach at acquisition. Specifically, after an entity determines that a loan is a non-PCD asset based on its assessment of credit deterioration experienced since origination, the entity should apply the guidance described in the amendments to determine whether the loan is seasoned and, therefore, should be accounted for using the gross-up approach. The Company adopted this amendment as of January 1, 2026, with no significant impact to the financial statements.

3. Securities Available-for-Sale

The carrying value and estimated fair value of securities available for sale are presented below by contractual final maturity. Actual maturities may differ from below as the loans underlying some securities are subject to prepayment and regular monthly principal repayment.

	March 31, 2026
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

	(In thousands)
Mortgage-Backed Securities:
Due within one year	$1	$—	$—	$1
Due after ten years	4,994	20	(579)	4,435
	4,995	20	(579)	4,436
Collateralized Mortgage Obligations (CMO):
Due within one year	574	—	(2)	572
Due after ten years	13,479	71	(17)	13,533
	14,053	71	(19)	14,105
Corporate Bonds:
Due after five through ten years	1,000	19	—	1,019
	1,000	19	—	1,019
Agency Securities:
Due after one through five years	2,000	—	(125)	1,875
	2,000	—	(125)	1,875
Small Business Administration:
Due after ten years	5,066	1	(28)	5,039
	5,066	1	(28)	5,039

	$27,114	$111	$(751)	$26,474

The age of unrealized losses and fair value of related securities available-for-sale were as follows:

	March 31, 2026
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Mortgage-Backed Securities	$830	$(4)	$2,573	$(575)	$3,403	$(579)
CMO	1,244	(17)	573	(2)	1,817	(19)
Agency Securities	—	—	1,875	(125)	1,875	(125)
Small Business Administration	—	—	4,352	(28)	4,352	(28)
	$2,074	$(21)	$9,373	$(730)	$11,447	$(751)

	December 31, 2025
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

	(In thousands)
Mortgage-Backed Securities:
Due after one through five years	$1	$—	$—	$1
Due after ten years	4,250	33	(555)	3,728
	4,251	33	(555)	3,729
CMO:
Due within one year	578	—	(2)	576
Due after ten years	13,387	164	—	13,551
	13,965	164	(2)	14,127
Corporate Bonds:
Due after five through ten years	1,000	15	—	1,015
	1,000	15	—	1,015
Agency Securities
Due after one through five years	2,000	—	(114)	1,886
	2,000	—	(114)	1,886
Small Business Administration:
Due after ten years	5,113	—	(36)	5,077
	5,113	—	(36)	5,077

	$26,329	$212	$(707)	$25,834

The age of unrealized losses and fair value of related securities available-for-sale were as follows:

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Mortgage-Backed Securities	$—	$—	$2,652	$(555)	$2,652	$(555)
CMO	—	—	576	(2)	576	(2)
Agency Securities	—	—	1,886	(114)	1,886	(114)
Small Business Administration	—	—	5,077	(36)	5,077	(36)
	$—	$—	$10,191	$(707)	$10,191	$(707)

There were no sales of securities during the three-months ended March 31, 2026. Accordingly, there were no gains or losses.

For the three months ended March 31, 2025, proceeds from sales of securities available for sale amounted to $1,870,000. Gross realized losses amounted to $130,000. There were no gains realized on any sales during this period.

At March 31, 2026, seventeen AFS debt securities had unrealized losses with aggregate depreciation of 6.2% from the Company’s amortized cost basis.

Management does not believe that any individual unrealized loss at March 31, 2026, nor at December 31, 2025 represent a credit-related unrealized loss. Management believes that all unrealized losses are due to changes in interest rates.

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

Allowance for Credit Losses – Available for Sale Securities

Available for sale securities which are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. There were no allowance for credit losses established on available for sale debt securities during the three months ended March 31, 2026, nor for the year ended December 31, 2025.

4. Securities HELD TO MATURITY

The carrying value and estimated fair value of securities held to maturity are presented below by contractual final maturity. Actual maturities may differ from below as the loans underlying some securities are subject to prepayment and regular monthly principal repayment.

	March 31, 2026
	Amortized	Allowance for	Gross Unrealized		Fair
	Cost	Credit Losses	Gains	Losses	Value

	(In thousands)
Mortgage-Backed Securities:
Due after ten years	$853	$—	$14	$—	$867
	853	—	14	—	867
Corporate Bonds:
Due after one through five years	2,500	(31)	—	(73)	2,396
Due after five through ten years	4,500	(45)	33	(129)	4,359
	7,000	(76)	33	(202)	6,755
Agency Securities:
Due within one year	3,000	—	—	(22)	2,978
Due after one through five years	1,000	—	—	(59)	941
	4,000	—	—	(81)	3,919
	$11,853	$(76)	$47	$(283)	$11,541

	December 31, 2025
	Amortized	Allowance for	Gross Unrealized		Fair
	Cost	Credit Losses	Gains	Losses	Value

	(In thousands)
Mortgage-Backed Securities:
Due after ten years	$864	$—	$25	$—	$889
	864	—	25	—	889
Corporate Bonds:
Due after one through five years	2,500	(30)	—	(77)	2,393
Due after five through ten years	4,500	(45)	28	(139)	4,344
	7,000	(75)	28	(216)	6,737
Agency Securities:
Due within one year	4,000	—	—	(41)	3,959
Due after one through five years	1,000	—	—	(53)	947
	5,000	—	—	(94)	4,906
	$12,864	$(75)	$53	$(310)	$12,532

At March 31, 2026, U.S. Government obligations with a carrying value of $27,133,000 were pledged to secure public deposits.

At December 31, 2025, U.S. Government obligations with a carrying value of $30,190,000 were pledged to secure public deposits.

Allowance for Credit Losses – Securities Held to Maturity

Held to maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-

sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses on held to maturity securities would be presented as an allowance for credit loss.

The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the periods ended March 31, 2026 and December 31, 2025:

Corporate
Bonds
(In thousands)
Balance, December 31, 2025	$75
Provision (reversal) for credit losses	1
Balance at March 31, 2026	$76

Corporate
Bonds
(In thousands)
Balance, December 31, 2024	$86
Provision (reversal) for credit losses	(16)
Balance at March 31, 2025	$70

5. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

	March 31,	December 31,
	2026	2025

	(In thousands)
Residential real estate	$147,508	$143,600
Commercial real estate	86,340	88,100
Commercial and industrial	8,027	7,940
BHG loans	32,297	34,778
Consumer loans	31,090	26,544
Total loans	305,262	300,962
Allowance for credit losses on loans	(2,365)	(2,277)
Premiums on loans purchased	644	566
Deferred loan fees, net	1,200	1,187
	(521)	(524)
Net loans	$304,741	$300,438

The following tables summarize the activity in the allowance for credit losses by loan class and information in regard to the allowance for credit losses and the recorded investment in loans receivable by loan class as of March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Allowance for Credit Losses on Loans
	Beginning	Charge-		Provisions	Ending
	Balance	offs	Recoveries	(Credits)	Balance

	(In thousands)
Residential	$778	$—	$—	$148	$926
Commercial real estate	658	—	—	103	761
Commercial and industrial	68	—	—	(52)	16
BHG Commercial loans	32	—	—	32	64
Consumer	741	—	—	(143)	598
	$2,277	$—	$—	$88	$2,365

	Three Months Ended March 31, 2025
	Allowance for Credit Losses on Loans
	Beginning	Charge-		Provisions	Ending
	Balance	offs	Recoveries	(Credits)	Balance

	(In thousands)
Residential	$142	$—	$—	$447	$589
Commercial real estate	1,034	—	—	(403)	631
Commercial and industrial	90	—	90	(115)	65
BHG Commercial loans	97	—	—	44	141
Consumer	—	—	—	28	28
	$1,363	$—	$90	$1	$1,454

The Company experienced significant loan growth in 2025 along with an increase in consumer loans resulting in a large increase to the allowance for credit loss.

The following tables summarize the activity in the allowance for credit losses by all credit categories as of and for the three months ended March 31, 2026 and 2025:

	March 31, 2026
		Unfunded	Debt
	Loans	Loan	Securities	Aggregate
	Receivable	Commitments	(HTM)	ACL

	(In thousands)
Beginning balance	$2,277	$16	$75	$2,368
Provisions, net of credit adjustments	88	10	1	99
Charge-offs, net of recoveries	—	—	—	—
Ending balance	$2,365	$26	$76	$2,467

	March 31, 2025
		Unfunded	Debt
	Loans	Loan	Securities	Aggregate
	Receivable	Commitments	(HTM)	ACL

	(In thousands)
Beginning balance	$1,363	$57	$86	$1,506
Provisions, net of credit adjustments	1	(26)	(16)	(41)
Recoveries, net of charge-offs	90	—	—	90
Ending balance	$1,454	$31	$70	$1,555

The allowance for loan losses increased for the three months ended March 31, 2026 due to loan growth and changes in the qualitative factors during the period.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2026 and December 31, 2025. Residential real estate and consumer loans are classified as performing or nonperforming based on accrual status and retail credit guidance. Gross write-offs for the three months ended March 31, 2026 and for the year ended December 31, 2025 are also presented in the tables below:

	As of and the Three Months Ended March 31, 2026
	Loans By Risk Rating by Origination Year
	2026	2025	2024	2023	2022	2021	Prior	Total

Rating:	(In thousands)
Residential real estate:
Performing	$5,784	$44,360	$28,460	$26,283	$8,469	$10,608	$23,502	$147,466
Nonperforming	—	—	—	42	—	—	—	42
Total	$5,784	$44,360	$28,460	$26,325	$8,469	$10,608	$23,502	$147,508
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$1,114	$6,128	$12,643	$10,745	$23,001	$15,752	$14,677	$84,060
Special mention	—	—	938	—	318	976	—	2,232
Substandard	—	—	—	48	—	—	—	48
Total	$1,114	$6,128	$13,581	$10,793	$23,319	$16,728	$14,677	$86,340
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I - Other:
Pass	$900	$3,573	$2,015	$1,174	$339	$26	$—	$8,027
Total	$900	$3,573	$2,015	$1,174	$339	$26	$—	$8,027
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I - Bankers Health Group:
Pass	$—	$7,579	$8,819	$5,861	$6,093	$662	$913	$29,927
Substandard	—	—	93	821	1,039	27	390	2,370
Total	$—	$7,579	$8,912	$6,682	$7,132	$689	$1,303	$32,297
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Performing	$7,001	$23,990	$60	$—	$—	$—	$39	$31,090
Nonperforming	—	—	—	—	—	—	—	—
Total	$7,001	$23,990	$60	$—	$—	$—	$39	$31,090
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Grand Total	$14,799	$85,630	$53,028	$44,974	$39,259	$28,051	$39,521	$305,262
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	As of and the Year Ended December 31, 2025
	Loans By Risk Rating by Origination Year
	2024	2023	2022	2021	2020	2019	Prior	Total

Rating:	(In thousands)
Residential real estate:
Performing	$42,621	$29,684	$27,356	$8,878	$10,777	$4,543	$19,699	$143,558
Nonperforming	—	—	42	—	—	—	—	42
Total	$42,621	$29,684	$27,398	$8,878	$10,777	$4,543	$19,699	$143,600
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$6,251	$12,710	$11,054	$23,473	$18,277	$6,810	$8,505	$87,080
Special Mention	—	941	—	—	—	—	—	941
Substandard	—	—	70	—	9	—	—	79
Total	$6,251	$13,651	$11,124	$23,473	$18,286	$6,810	$8,505	$88,100
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I - Other:
Pass	$3,811	$2,084	$1,582	$362	$101	$—	$—	$7,940
Total	$3,811	$2,084	$1,582	$362	$101	$—	$—	$7,940
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I - Bankers Health Group:
Pass	$7,718	$9,049	$6,739	$6,643	$732	$773	$285	$31,939
Substandard	—	106	901	1,386	29	340	77	2,839
Total	$7,718	$9,155	$7,640	$8,029	$761	$1,113	$362	$34,778
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Performing	$26,442	$60	$—	$—	$—	$—	$42	$26,544
Nonperforming	—	—	—	—	—	—	—	—
Total	$26,442	$60	$—	$—	$—	$—	$42	$26,544
Current period gross write-offs	$29	$—	$—	$—	$—	$—	$—	$29

Grand Total	$86,843	$54,634	$47,744	$40,742	$29,925	$12,466	$28,608	$300,962
Current period gross write-offs	$29	$—	$—	$—	$—	$—	$—	$29

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2026 and as of December 31, 2025:

	March 31, 2026
							Loans
							Receivable
	30-59	60-89	Greater			Total	>90 Days
	Days	Days	Than	Total		Loans	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing

	(In thousands)
Residential	$—	$—	$—	$—	$147,508	$147,508	$—
Commercial real estate	—	—	48	48	86,292	86,340	—
Commercial and industrial	—	—	—	—	8,027	8,027	—
BHG loans	—	—	—	—	32,297	32,297	—
Consumer	45	5	—	50	31,040	31,090	—
	$45	$5	$48	$98	$305,164	$305,262	$—

	December 31, 2025
							Loans
							Receivable
	30-59	60-89	Greater			Total	>90 Days
	Days	Days	Than	Total		Loans	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing

	(In thousands)
Residential	$—	$—	$—	$—	$143,600	$143,600	$—
Commercial real estate	—	—	79	79	88,021	88,100	—
Commercial and industrial	449	—	—	449	7,491	7,940	—
BHG loans	—	—	—	—	34,778	34,778	—
Consumer	—	—	—	—	26,544	26,544	—
	$449	$—	$79	$528	$300,434	$300,962	$—

At March 31, 2026, there were two loans in non-accrual status totaling $90,000; one residential mortgage loan totaling $42,000 was not included in the above table because it was current as of March 31, 2026. Continued payment performance is required in order to return the loan to accrued status.

At December 31, 2025, there were three loans in non-accrual status totaling $121,000; one residential mortgage loan totaling $42,000 was not included in the above table because it was current as of December 31, 2025. Continued payment performance is required in order to return the loan to accrued status. The following table presents information regarding non-accrual loans:

	March 31, 2026
		Non-accrual Loans
	Non-accrual Loans	without Allowance	Total Loans
	with Allowance for	for	on
	Credit Loss	Credit Loss	Non-accrual

	(In thousands)
Residential	$—	$42	$42
Commercial real estate	—	48	48
	$—	$90	$90

	December 31, 2025
		Non-accrual Loans
	Non-accrual Loans	without Allowance	Total Loans
	with Allowance for	for	on
	Credit Loss	Credit Loss	Non-accrual

	(In thousands)
Residential	$—	$42	$42
Commercial and industrial	—	79	79
	$—	$121	$121

Modified Loans

Occasionally, the Company will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Typically, such modifications may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Company’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.

When principal forgiveness is provided, the amount forgiven is charged-off against the allowance for credit losses on loans. The following table shows the amortized cost basis at December 31, 2025 and 2024, respectively, of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Three Months Ended March 31, 2026
		% of Total
		Class of
	Payment	Financing
	Deferred	Receivable

	(Dollars in thousands)
Residential real estate	$—	0.00%
Commercial real estate	1,295	1.50%
Total	$1,295

	Three Months Ended March 31, 2025
		% of Total
		Class of
	Payment	Financing
	Deferred	Receivable

	(Dollars in thousands)
Residential real estate	$42	0.03%
Total	$42

There were no charge-offs or payment defaults for any loans modified loans to borrowers in financial difficulty during the twelve months that preceded March 31, 2026 nor 2025; the referenced loans remained current as of these respective dates.

6. DEPOSITS

	March 31,	December 31,
	2026	2025

	(In thousands)
Interest checking	$64,937	$66,119
Non-Interest checking	8,546	9,938
Money market	17,818	15,988
Savings and club	20,964	24,080
Total non-certificate accounts	112,265	116,125
Certificates of deposit (1)	173,520	174,825
Total deposits	$285,785	$290,950

(1)Included in certificates of deposit are brokered deposits that amounted to $60,639,000, and $68,702,000, at March 31, 2026, December 31, 2025, respectively.

Certificates of deposit with balances of more than $250,000 totaled approximately $95,532,000, and $100,844,000, at March 31, 2026, and December 31, 2025, respectively.

The scheduled maturities of certificates of deposit were as follows:

	March 31,
	2026
		Weighted
		Average
Maturity	Amount	Rate

	(Dollars in thousands)
2026	$91,778	3.41%
2027	36,223	3.57%
2028	18,836	4.09%
2029	9,165	4.33%
2030	9,249	3.86%
2031	4,269	3.77%
2035	4,000	4.10%
	$173,520	3.61%

7. BORROWINGS

	March 31,		December 31,
	2026		2025
		Weighted Average		Weighted Average
	Amount	Rate	Amount	Rate

Federal Home Loan Bank	(In thousands)
Fixed Rate Advances:
Overnight borrowing	$—	0.00%	$—	0.00%
2026	7,000	4.02%	9,000	4.06%
2027	7,686	4.08%	7,686	4.08%
2028	8,111	3.89%	8,111	3.89%
2029	5,000	4.01%	5,000	4.01%
2030	10,000	3.75%	10,000	3.75%
2034	1,000	3.42%	1,000	3.42%
2035	6,000	3.42%	6,000	3.42%
Total FHLB Advances (1)	$44,797	3.85%	$46,797	3.87%
FRB Advances
2025	$—	0.00%	$—	0.00%
Total FRB Advances	$—	0.00%	$—	0.00%
Senior Notes (UR Bancorp)
2026	$4,000	6.19%	$4,000	6.19%
2027	1,175	6.50%	1,175	6.50%
2028	1,600	6.13%	1,600	6.13%
Total Senior Notes	$6,775	6.23%	$6,775	6.23%
Total Borrowings	$51,572	4.16%	$53,572	4.17%
(1)	Includes various advances callable by the FHLB totaling $19,000,000 as of March 31, 2026 and $19,000,000 as of December 31, 2025.

The Bank obtains advances from the FHLB which are secured by securities or mortgage loans under a collateral pledge agreement. The Bank also has the ability to borrow from the FRB Discount window which is also collateralized by securities and loans. The available borrowing capacity with the FHLB at March 31, 2026 and December 31, 2025 was $52,367,000, and $44,356,000, respectively. The available borrowing capacity with the FRB at March 31, 2026 and December 31, 2025 was $22,139,000, and $23,273,000, respectively.

United Roosevelt Bancorp (predecessor to the Company), in November 2022, commenced a private offering via a Private Placement memorandum to qualified investors of senior unsecured notes. The notes issued carry interest rates and maturities as outlined in the above table. The Company may commence additional offerings of new tranches of senior notes if opportunities arise and the returns on the additional amounts raised is determined to be economically viable.

The Company had municipal letters of credit with the FHLB in the amounts of $5,900,000 as of March 31, 2026. The Company also had municipal letters of credit with the FHLB in the amounts of $5,900,000 as of December 31, 2025. The letters of credit serve as collateral for certain municipal deposits. As of March 31, 2026, and as of December 31, 2025, there were no outstanding balances on these letters of credit.

8. Regulatory Capital

The following table presents a reconciliation of capital per GAAP and regulatory capital and information as to the Bank’s capital levels at the dates presented:

	March 31,	December 31,
	2026	2025

	(In thousands)
Bank GAAP surplus and retained earnings	$34,040	$26,072
Unrealized loss (gain) on securities available for sale	457	349
Benefit plan adjustments	121	121
Core and tangible capital	34,618	26,542
Allowance for credit losses	2,466	2,367
Total regulatory capital	$37,084	$28,909

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

	March 31, 2026
					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Bank Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollar amounts in thousands)
Total capital (to risk-weighted assets)	$37,084	14.43%	$20,564	8.00%	$25,705	10.00%
Tier 1 capital (to risk-weighted assets)	34,618	13.47%	15,423	6.00%	20,564	8.00%
Common equity Tier 1 (to risk-weighted assets)	34,618	13.47%	11,567	4.50%	16,708	6.50%
Tier 1 capital (Leverage) (to average total assets)	34,618	8.94%	15,490	4.00%	19,363	5.00%

	December 31, 2025
					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Bank Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollar amounts in thousands)
Total capital (to risk-weighted assets)	$28,909	11.58%	$19,965	8.00%	$24,956	10.00%
Tier 1 capital (to risk-weighted assets)	26,542	10.64%	14,974	6.00%	19,965	8.00%
Common equity Tier 1 (to risk-weighted assets)	26,542	10.64%	11,230	4.50%	16,222	6.50%
Tier 1 capital (Leverage) (to average total assets)	26,542	7.38%	14,379	4.00%	17,974	5.00%

As of the most recent notification from the Federal Deposit Insurance Corporation, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank’s category.

9. Fair Value Measurements

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

There were no liabilities measured at fair value on a recurring basis as of the periods presented. For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2026 and at December 31, 2025 are as follows:

	Assets at Fair Value
	as of March 31, 2026
	Assets at Fair Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
Securities available for sale:
Mortgage-Backed Securities	$—	$4,436	$—	$4,436
CMO	—	14,105	—	14,105
Corporate Bonds	—	1,019	—	1,019
Agency Securities	—	1,875	—	1,875
Small Business Administration	—	5,039	—	5,039
	$—	$26,474	$—	$26,474

	Assets at Fair Value
	as of December 31, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Securities available for sale:
Mortgage-Backed Securities	$—	$3,729	$—	$3,729
CMO	—	14,127	—	14,127
Corporate Bonds	—	1,015	—	1,015
Agency Securities	—	1,886	—	1,886
Small Business Administration	—	5,077	—	5,077
	$—	$25,834	$—	$25,834

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

		Fair Value
	Carrying
	Amount	Level 1	Level 2	Level 3

	(In thousands)
March 31, 2026
Financial assets:
Cash and cash equivalents (including CD investments)	$17,996	$17,996	$—	$—
Securities available for sale	26,474	—	26,474	—
Securities held to maturity	11,777	—	9,041	2,500
Restricted stock in banks	2,359	—	—	2,359
Loans, net	304,741	—	—	305,958
Accrued interest receivable	1,492	—	1,492	—
Financial liabilities:
Deposits	285,785	—	—	272,754
Mortgagors' escrow accounts	1,498	—	1,498	—
Federal Home Loan Bank advances	44,797	—	44,773	—
Senior notes payable	6,775	—	—	6,726
Accrued interest payable	420	—	420	—

December 31, 2025
Financial assets:
Cash and cash equivalents (including CD investments)	$8,391	$8,391	$—	$—
Securities available for sale	25,834	—	25,834	—
Securities held to maturity	12,789	—	10,032	2,500
Restricted stock in banks	2,449	—	—	2,449
Loans, net	300,438	—	—	302,035
Accrued interest receivable	1,481	—	1,481	—
Financial liabilities:
Deposits	290,950	—	—	281,244
Mortgagors' escrow accounts	1,401	—	1,401	—
Federal Home Loan Bank and FRB advances	46,797	—	47,049	—
Senior notes payable	6,775	—	—	6,689
Accrued interest payable	352	—	352	—

The following valuation techniques were used to measure fair value of assets in the tables above.

The fair value of securities available-for-sale and held-to-maturity are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities, which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).

The fair value of cash and cash equivalents, restricted bank stock, accrued interest receivable, mortgage escrows, and accrued interest payable are measured at the Company’s carrying amount.

The fair value of loans, deposits, borrowings, and senior notes payable are measured on a discounted cash flow basis using current rates and terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025, is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, and interest-bearing and noninterest-bearing checking accounts.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for credit losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of customer service fees, gains/losses on sales of available for sale securities, and income on bank owned life insurance. Noninterest expense consists primarily of expenses related to salary and employee benefits and director fees, occupancy and equipment, data processing, marketing and charitable contribution expense, professional fees, federal deposit insurance assessments and other general and administrative expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “intend,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the quality of our loan portfolio; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not undertake any obligation to update any forward-looking statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by tariffs and retaliatory responses, supply chain disruptions or otherwise;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses;
●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Significant Accounting Policies and Use of Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared to conform with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policy discussed below to be our critical accounting policy. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The Jumpstart Our Business Startups Act of 2012 contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

We consider the following accounting policies to be our critical accounting policies:

Allowance for Credit Losses. The allowance for credit losses (“ACL”) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Management evaluates the appropriateness of the ACL on loans quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. A reversion methodology is applied beyond the reasonable and supportable forecasts. Qualitative adjustments are then considered for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors, that may include, but are not limited to, results of internal loan reviews, examinations by bank regulatory agencies, or other such events such as a natural disaster. The ACL on loans represents our estimated risk of loss within its loan portfolio as of the reporting date. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics.

Management may also adjust its assumptions to account for differences between expected and actual losses from period-to-period. The variability of management’s assumptions could alter the ACL on loans materially and impact future results of operations and financial condition. The loss estimation models and methods used to determine the ACL are continually refined and enhanced.

Comparison of Financial Condition at March 31, 2026 and 2025

Total Assets. Total assets increased $12.6 million, or 3.4%, to $380.6 million at March 31, 2026 from $368.0 million at December 31, 2025. This increase was primarily the result of increases in cash and cash equivalents as well as net loans, partially offset by a decrease in other assets.

Cash and Cash Equivalents. Cash and cash equivalents increased $9.6 million, or 114.5%, to $18.0 million at March 31, 2026 from $8.4 million at December 31, 2025, primarily due to capital raised in the conversion stock offering.

Securities Available for Sale. Securities available-for-sale increased by $0.7 million, or 2.5%, to $26.5 million at March 31, 2026 from $25.8 million at December 31, 2025. This increase was due to efforts to continue to maintain a diversified balance sheet, replace maturing investments within the securities held-to-maturity portfolio with investments in the securities available-for-sale portfolio, and enhance our liquidity position by purchasing securities available-for-sale and that may be pledged as collateral for potential future borrowing needs.

Securities Held-to-Maturity. Securities held-to-maturity decreased by $1.0 million, or 7.9%, to $11.8 million at March 31, 2026 from $12.8 million at December 31, 2025, primarily due to maturities. The funds from maturities were used to fund loans and the purchase of securities available-for-sale.

Loans Receivable, Net. Loans receivable, net, increased by $4.3 million, or 1.4%, to $304.7 million at March 31, 2026 from $300.4 million at December 31, 2025. One- to four-family residential mortgage loans increased by $3.9 million, or 2.8%, to $147.5 million at March 31, 2026 from $143.6 million at December 31, 2025. Commercial real estate loans (inclusive of multifamily and construction loans) decreased $1.8 million, or 2.0%, to $86.3 million at March 31, 2026 from $88.1 million at December 31, 2025. Commercial and industrial loans purchased from Bankers Healthcare Group, LLC (“Bankers Healthcare Group”) decreased by $2.5 million, or 7.1%, to $32.3 million at March 31, 2026 from $34.8 million at December 31, 2025. Other commercial and industrial loans increased by $87,000, or 1.1%, to $8.0 million at March 31, 2026 from $7.9 million at December 31, 2025. Consumer loans increased by $4.6 million, or 17.1%, to $31.1 million at March 31, 2026 from $26.5 million at December 31, 2025.

Bank Owned Life Insurance. Bank owned life insurance increased by $63,000, or 0.9%, to $7.1 million at March 31, 2026 from $7.0 million at December 31, 2025, due to an increase in the cash surrender value of the existing policies. We invest in bank owned life insurance to help offset the costs of our employee benefit plan obligations. Bank owned life insurance also generally provides non-interest income that is non-taxable.

Deposits. Deposits decreased by $5.2 million, or 1.8%, to $285.8 million at March 31, 2026 from $291.0 million at December 31, 2025. Interest-bearing checking accounts decreased by $1.2 million, or 1.8%, to $64.9 million at March 31, 2026 from $66.1 million at December 31, 2025. Non-interest-bearing checking accounts decreased by $1.4 million, or 14.0%, to $8.5 million at March 31, 2026 from $9.9 million at December 31, 2025. Money market accounts increased by $1.8 million, or 11.4%, to $17.8 million at March 31, 2026 from $16.0 million at December 31, 2025. Savings and club accounts decreased by $3.1 million, or 12.9%, to $21.0 million at March 31, 2026 from $24.1 million at December 31, 2025. Brokered Certificates of deposit decreased by $8.1 million, or 11.7% to $60.6 million at March 31, 2026 from $68.7 million at December 31, 2025. Non-Brokered Certificates of deposit increased by $6.8 million, or 6.4% to $112.9 million at March 31, 2026 from $106.1 million at December 31, 2025.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased by $2.0 million, or 4.3%, to $44.8 million at March 31, 2026 from $46.8 million at December 31, 2025. This decrease was due to the maturity of existing advances and no need to replace the funds.

Total Equity. Total equity increased by $19.8 million, or 98.9%, to $39.8 million at March 31, 2026 from $20.0 million at December 31, 2025, primarily due to the capital raised in the conversion stock offering as well as net income of $155,000 for the three months ended March 31, 2026, and a decrease in other comprehensive loss of $108,000.

Average Balances and Yields. The following tables set forth average balances, average yields and costs, and certain other information for the periods indicated. Yields on tax-exempt securities have not been computed on a tax-equivalent basis, as the effects are immaterial. Average balances are calculated using daily average balances. Non-accrual loans are included in average balances only. Average yields include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees are immaterial. Loan balances exclude loans held for sale.

	At March 31,	Three Months Ended March 31,
	2026	2026			2025
	Weighted	Average			Average
	Average	Outstanding		Average	Outstanding		Average
	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

		(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	3.68%	$23,790	$212	3.61%	$9,099	$97	4.32%
Investment in certificates of deposit	0.00	—	—	0.00	4,127	53	5.21
Securities available for sale	4.32	26,775	292	4.42	17,881	162	3.67
Securities held to maturity	3.32	12,503	101	3.28	19,002	139	2.97
Loans receivable, net	5.62	305,415	4,387	5.83	252,432	3,519	5.65
Other interest-earning assets	6.28	2,386	44	7.48	2,103	46	8.87
Total interest-earning assets	5.30	370,869	5,036	5.51	304,644	4,016	5.35
Noninterest-earning assets		16,762			11,359
Total assets		$387,631			$316,003

Interest-bearing liabilities:
Interest-bearing checking accounts	1.70%	$64,381	268	1.69%	$62,305	216	1.41%
Money market accounts	2.07	25,901	132	2.07	21,018	110	2.12
Savings and club accounts	0.18	35,916	17	0.19	23,792	37	0.63
Brokered certificates of deposit	3.78	67,977	614	3.66	56,864	535	3.82
Non-brokered certificates of deposit	3.57	110,588	988	3.62	76,767	654	3.46
Total interest-bearing deposits	2.60	304,763	2,019	2.69	240,746	1,552	2.61
Senior notes	6.11	6,775	105	6.29	6,593	101	6.21
Federal Home Loan Bank advances	3.56	45,399	400	3.57	39,839	359	3.65
Federal Reserve Bank advances	4.20	—	—	0.00	2,591	30	4.70
Other interest-bearing liabilities	3.89	52,174	505	3.93	49,023	490	4.05
Total interest-bearing liabilities	2.79	356,937	2,524	2.87	289,769	2,042	2.86
Noninterest-bearing demand deposits		9,018			6,796
Other noninterest-bearing liabilities		1,284			954
Total liabilities		367,239			297,519
Total equity		20,392			18,484
Total liabilities and equity		387,631			316,003
Net interest income			$2,512			$1,974
Net interest rate spread (1)	2.51%			2.64%			2.49%
Net interest-earning assets (2)		$13,932			$14,875
Net interest margin (3)	2.63%			2.75%			2.63%
Average interest-earning assets to interest-bearing liabilities	104.16%			103.90%			105.13%

(1)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis. The following tables present the effects of changing rates and volumes on net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There are no out-of-period items or adjustments required to be excluded from the tables below.

	Three Months Ended March 31, 2026 vs. 2025
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$156	$(41)	$115
Investment in certificates of deposit	(53)	—	(53)
Securities available for sale	80	50	130
Securities held to maturity	(48)	10	(38)
Loans receivable, net	738	130	868
Other interest-earning assets	6	(8)	(2)
Total interest-earning assets	879	141	1,020

Interest-bearing liabilities:
Interest-bearing checking accounts	7	45	52
Money market accounts	26	(4)	22
Savings and club accounts	19	(39)	(20)
Brokered certificates of deposit	105	(26)	79
Non-brokered certificates of deposit	289	45	334
Total interest-bearing deposits	446	21	467
Senior notes	3	1	4
Federal Home Loan Bank advances	50	(9)	41
Federal Reserve Bank advances	(30)	—	(30)
Other interest-bearing liabilities	23	(8)	15
Total interest-bearing liabilities	469	13	482
Change in net interest income	$410	$128	$538

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

Net Income. Net income was $155,000 for the three months ended March 31, 2026, compared to $133,000 for the three months ended March 31, 2025. The increase was primarily due to increases in net interest income and non-interest income, offset by increases in the provision for credit loss, non-interest expense, and income tax expense.

Interest and Dividend Income. Interest and dividend income increased $1.0 million, or 25.4%, to $5.0 million for the three months ended March 31, 2026, from $4.0 million for the three months ended March 31, 2025, primarily due to an increase in interest and fees on loans and interest on securities available for sale. The increase in interest and fees on loans resulted primarily from a $53.0 million increase in the average balance of loans to $305.4 million from $252.4 million and an increase in the average yield on loans to 5.83% for the three months ended March 31, 2026, from 5.65% for the three months ended March 31, 2025. The increase in interest on securities available for sale resulted primarily from an $8.9 million increase in the average balance of securities available for sale to $26.8 million from $17.9 million and an increase in the average yield on securities available for sale to 4.42% for the three months ended March 31, 2026, from 3.67% for the three months ended March 31, 2025.

Interest Expense. Interest expense increased $0.5 million, or 23.6%, to $2.5 million for the three months ended March 31, 2026, from $2.0 million for the three months ended March 31, 2025. The increase is primarily due to increased interest expense on deposits. Interest expense on deposit accounts increased $467,000, or 30.1%, to $2.0 million for the three months ended March 31, 2026, from $1.6 million for the three months ended March 31, 2025 due to an increase in the average balance of interest bearing deposits of $64.1 million, or 26.6%, to $304.8 million for the three months ended March 31, 2026, from $240.7 million for the three months ended March 31, 2025 and an increase in the average rate on deposits to 2.69% for the three months ended March 31, 2026, from 2.61% for the three months ended March 31, 2025 reflecting a higher market interest rate environment period-over-period.

Net Interest Income. Net interest income increased $538,000, or 27.3%, to $2.5 million for the three months ended March 31, 2026, from $2.0 million for the three months ended March 31, 2025, primarily due to an increase in the average balance of interest-earning assets of $66.2 million. Net interest rate spread increased to 2.64% for the three months ended March 31, 2026, from 2.49% for the three months ended March 31, 2025, while net interest margin increased to 2.75% for the three months ended March 31, 2026, from 2.63% for the three months ended March 31, 2025.

Provision for Credit Losses. Based on management’s analysis of the adequacy of allowance for credit losses, a provision of $99,000 was recorded for the three months ended March 31, 2026, compared to a credit adjustment of $41,000 for the three months ended March 31, 2025. The $140,000 increase was primarily due to the addition of new portfolios of consumer loans which historically have had higher delinquency rates, as well as increased uncertainty as to future economic conditions.

Non-Interest Income. Non-interest income increased $183,000, to $141,000 for the three months ended March 31, 2026, from a $42,000 loss for the three months ended March 31, 2025. The increase was due to an increase in fees and service charges, an increase in the cash surrender value of bank owned life insurance, and due to a loss on sales of securities for the three months ended March 31, 2025 with no similar activity in the 2026 period. Fees and service charges increased $9,000, or 17.3%, to $61,000 for the three months ended March 31, 2026, from $52,000 for the three months ended March 31, 2025. The increase in the cash surrender value of bank owned life insurance and annuities was $27,000, or 75.0%, to $63,000 for the three months ended March 31, 2026, from $36,000 for the three months ended March 31, 2025. Securities were sold in the three months ended March 31, 2025, to redeploy the funds into loans and investments available-for-sale at higher prevailing market interest rates.

Non-Interest Expense. Non-interest expense increased $627,000, or 35.8%, to $2.4 million for the three months ended March 31, 2026, from $1.8 million for the three months ended March 31, 2025. The increase was primarily due to increases in salaries and employee benefits, professional fees, and federal deposit insurance premiums and other expenses. Salaries and employee benefits increased $132,000, or 14.3%, to $1.0 million for the three months ended March 31, 2026, from $0.9 million for the three months ended March 31, 2025, primarily due to the addition of staff to support retail and online banking operations. Professional fees increased $48,000, or 40.7%, to $166,000 for the three months ended March 31, 2026, from $118,000 for the three months ended March 31, 2025, primarily due to added costs attributed to capital conversion. Federal deposit insurance premiums increased $30,000, or 37.0%, to $111,000 for the three months ended March 31, 2026, from $81,000 for the three months ended March 31, 2025 primarily related to the growth in deposits.

Other expenses increased $395,000, or 242.3%, to $558,000 for the three months ended March 31, 2026, from $163,000 for the three months ended March 31, 2025 primarily due to donation expense incurred as part of establishing charitable foundation..

Income Tax Expense. Income tax expense decreased $68,000, or 75.6%, to $22,000 for the three months ended March 31, 2026, from $90,000 for the three months ended March 31, 2025, primarily due to lower pre-tax income. The effective tax rate for the three months ended March 31, 2026 was 12.4%. The effective tax rate for the three months ended March 31, 2025 was 40.4%.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. In addition, we have available credit facilities with the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York. At March 31, 2026, we had the ability to borrow $103.1 million from the Federal Home Loan Bank of New York, of which $50.7 million was outstanding. At March 31, 2026, we also had available borrowing capacity of $22.1 million with the Federal Reserve Bank of New York, with no borrowings outstanding. For additional information, see note 7 of notes to consolidated financial statements.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash for the three months ended March 31, 2026 and the year ended December 31, 2025 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. The net proceeds from the stock offering will significantly increase our liquidity.

URSB Bancorp, Inc. is a separate legal entity from United Roosevelt Savings Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. URSB Bancorp, Inc’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to URSB Bancorp, Inc. is governed by applicable bank regulations. At March 31, 2026, URSB Bancorp, Inc. (on an unconsolidated basis) had liquid assets of $14.2 million.

At March 31, 2026, United Roosevelt Savings Bank exceeded all of its regulatory capital requirements and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change this categorization. For additional information, including tabular financial information regarding United Roosevelt Savings Bank’s regulatory capital levels relative to the requirements for well-capitalized status, see note 10 of the notes to consolidated financial statements. The net proceeds from the stock offering will increase capital resources.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. We anticipate that we will have sufficient funds available to meet our current lending commitments. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract amounts of those instruments reflect the extent of involvement the Company has in those particular classes of financial instruments.

Contractual Obligations. In the ordinary course of business, we enter into certain contractual obligations, including operating leases for premises and equipment, among others.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements on our consolidated financial condition and results of operations, see note 2 of the notes to consolidated financial statements.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented have been prepared according to U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in market interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk according to the policy and guidelines approved by our board of directors. The Asset Liability Committee meets at least quarterly, is comprised of directors, executive officers and certain senior management, and reports to the full board of directors on at least a quarterly basis. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We seek to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under applicable regulations;
●	maintaining a prudent level of liquidity;
●	growing low-cost core deposit accounts;
●	using our investment securities portfolio as part of our balance sheet asset and liability and interest rate risk management strategy to reduce the impact of market interest rate movements on net interest income and economic value of equity;
●	using wholesale funding, such as Federal Home Loan Bank advances, brokered deposits and other wholesale deposits, in a prudent manner so as to lengthen the maturities of our interest-bearing liabilities; and
●	continuing to diversify our loan portfolio by seeking to grow commercial-related loans and consumer loans, which typically have shorter maturities.

Shortening the average term of our interest-earning assets by increasing our investments in shorter-term assets, as well as originating loans with variable interest rates, helps to match the maturities and interest rates of our assets and liabilities better, thereby reducing the exposure of our net interest income to changes in market interest rates.

Change in Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.

The following table sets forth, as of March 31, 2026, the estimated changes in net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by our board of directors.

At March 31, 2026
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$7,921	(23.40)%
300	8,564	(17.18)%
200	9,191	(11.12)%
100	9,791	(5.32)%
Level	10,341	—
(100)	10,895	5.36%
(200)	11,169	8.01%
(300)	10,430	0.86%
(1)	Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.

The table above indicates that at March 31, 2026, we would have experienced an 11.12% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 8.01% increase in net interest income in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

The following table sets forth, as of December 31, 2025, the estimated changes in net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by our board of directors, except for 400 basis point increase scenario for which the policy limit is 25.00%.

At December 31, 2025
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$7,995	(24.42)%
300	8,687	(17.88)%
200	9,359	(11.52)%
100	9,996	(5.50)%
Level	10,578	—
(100)	11,103	4.96%
(200)	11,447	8.22%
(300)	10,767	1.79%
(1)	Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.

The table above indicates that at December 31, 2025, we would have experienced a 11.52% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and an 8.22% increase in net interest income in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

Economic Value of Equity. We also compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by the specified basis point increments or decreases instantaneously by the specified basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table sets forth, as of March 31, 2026, the estimated changes in EVE that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by our board of directors.

At March 31, 2026
				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$38,816	$(15,322)	(28.30)%	11.14%	(304)
300	42,962	(11,176)	(20.64)%	12.04%	(214)
200	46,820	(7,318)	(13.52)%	12.82%	(136)
100	50,717	(3,421)	(6.32)%	13.58%	(60)
Level	54,138	—	—%	14.18%	—
(100)	57,472	3,334	6.16%	14.73%	55
(200)	59,126	4,988	9.21%	14.86%	68
(300)	55,125	987	1.82%	13.61%	(57)
(1)	Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2026, we would have experienced a 13.52% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and an 9.21% increase in EVE in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

The following table sets forth, as of December 31, 2025, the estimated changes in EVE that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by our board of directors.

At December 31, 2025
				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$22,694	$(14,971)	(39.75)%	6.72%	(348)
300	26,727	(10,938)	(29.04)%	7.73%	(247)
200	30,537	(7,128)	(18.92)%	8.63%	(157)
100	34,327	(3,338)	(8.86)%	9.49%	(71)
Level	37,665	—	—%	10.20%	—
(100)	40,537	2,872	7.63%	10.74%	54
(200)	41,330	3,665	9.73%	10.76%	56
(300)	37,586	(79)	(0.21)%	9.62%	(58)
(1)	Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2025, we would have experienced an 18.92% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 9.73% increase in EVE in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The net interest income and net economic value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, mortgage servicing rights, deposits and borrowings.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not subject to any pending legal proceedings. The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2026, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Effective March 26, 2026, the Company completed its initial public stock offering in connection with the mutual-to-stock conversion of United Roosevelt, MHC, the Bank’s former mutual holding company. In addition to contributing 20,000 shares of common stock to URSB Charitable Foundation, Inc., a charitable foundation established and funded in connection with the conversion transaction, the Company sold 2,314,375 shares of common stock at $10.00 per share pursuant to a Registration Statement on Form S-1, as amended (SEC File No. 333-290213), which was declared effective by the Securities and Exchange Commission on January 9, 2026. The stock offering resulted in gross offering proceeds of $23.1 million and net offering proceeds (after payment of offering expenses) of approximately $1.7 million. From the net offering proceeds, the Company lent $1.9 million to the Bank’s employee stock ownership plan (which used those funds to purchase 186,750 shares of the Company’s common stock in the stock offering), invested $9.0 million in the Bank as a capital contribution, and retained the remaining $10.5 million for general corporate purchases. Janney Montgomery Scott LLC served as the Company’s marketing agent in connection with the stock offering.

The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 15, 2026

URSB BANCORP, INC. (REGISTRANT)

By:	/s/ Kenneth R. Totten
Name:	Kenneth R. Totten
Title:	Chairman, President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Van Steyn
Name:	David Van Steyn
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)