Form 10-Q
period 2026-06-30
URSB Bancorp, Inc.
filed 2026-08-14
CIK 2084261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, there were 2,334,375 of the registrant’s shares of common stock outstanding.

URSB Bancorp, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2026

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

URSB BANCORP, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$1,217	$1,902
Interest-bearing deposits	4,828	6,489
Cash and cash equivalents	6,045	8,391
Securities available for sale (amortized cost of $29,284 and $26,329, respectively)	28,529	25,834
Securities held to maturity, net of allowance for credit losses of $61 and $75, respectively (fair value of $8,579 and $12,532, respectively)	8,755	12,789
Loans receivable, net of allowance for credit losses of $2,457 and $2,277, respectively	317,577	300,438
Premises and equipment, net	2,454	2,509
Federal Home Loan Bank of New York stock, at cost	2,081	2,369
Atlantic Community Bankers Bank stock, at cost	80	80
Accrued interest receivable	1,536	1,481
Bank owned life insurance (BOLI)	7,153	7,026
Other assets	7,303	7,056
Total assets	$381,513	$367,973
Liabilities and Equity
Liabilities:
Deposits	$291,875	$290,950
Advance payments by borrowers for taxes and insurance	1,589	1,401
Borrowings	46,072	53,572
Other liabilities	2,436	2,056
Total liabilities	341,972	347,979

Equity:
Common stock (par value $0.01 per share; 2,334,375 shares issued and outstanding at June 30, 2026)	23	—
Additional paid in capital	21,524	—
Retained earnings	20,844	20,464
Accumulated other comprehensive loss	(666)	(470)
Common stock held by the employee stock ownership plan ("ESOP") and equity compensation plan	(2,184)	—
Total equity	39,541	19,994
Total liabilities and equity	$381,513	$367,973

The accompanying notes are an integral part of these consolidated financial statements.

URSB BANCORP, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest and dividend income:
Loans	$4,473	$3,621	$8,860	$7,140
Securities	407	283	800	584
Other earning assets	112	325	368	522
Total interest and dividend income	4,992	4,229	10,028	8,246
Interest expense:
Deposits:
NOW and money market	403	277	803	603
Savings and club	14	13	31	50
Certificates of deposit	1,579	1,461	3,181	2,649
Borrowings	493	475	998	966
Total interest expense	2,489	2,226	5,013	4,268
Net interest income	2,503	2,003	5,015	3,978
Provisions for credit losses	120	199	219	158
Net interest income after provision for credit losses	2,383	1,804	4,796	3,820
Non-interest income:
Fees and service charges	70	46	131	96
Increase in cash surrender value of BOLI	64	40	127	76
Loss on sales of securities	—	—	—	(130)
Other	27	2	44	4
Total non-interest income	161	88	302	46
Non-interest expenses:
Salaries and employee benefits	1,257	963	2,311	1,884
Occupancy expense	98	92	201	188
Equipment	272	271	529	528
Directors' compensation	67	61	125	113
Professional fees	216	118	382	235
Advertising	80	74	150	136
Federal deposit insurance premium	98	91	209	172
Other	182	144	740	310
Total non-interest expenses	2,270	1,814	4,647	3,566
Net income before taxes	274	78	451	300
Income tax expense	49	7	71	97
Net income	$225	$71	$380	$203

Earnings per common share:
Basic	$0.11	N/A	$0.18	N/A
Diluted	$0.11	N/A	$0.18	N/A

Weighted average shares outstanding	2,113,927	N/A	2,113,394	N/A

The accompanying notes are an integral part of these consolidated financial statements.

URSB BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$225	$71	380	$203
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities	(114)	53	(260)	201
Reclassification adjustment for losses realized in income	—	—	—	130
Net unrealized (losses) gains	(114)	53	(260)	331
Tax effects	26	(12)	64	(89)
Net-of-tax amount	(88)	41	(196)	242
Total other comprehensive (loss) income	(88)	41	(196)	242
Comprehensive income	$137	$112	$184	$445

The accompanying notes are an integral part of these consolidated financial statements.

URSB BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands, except share data)

(Unaudited)

					Accumulated
	Shares of				Other
	Common	Common	Additional	Retained	Comprehensive	Unearned
	Stock	Stock	Paid in Capital	Earnings	Loss	Shares	Total
Balance, December 31, 2025	$—	$—	$—	$20,464	$(470)	$—	$19,994
Net income	—	—	—	155	—	—	155
Issuance of Shares in Initial Public Offering, net of expenses ($1,740)	2,314,375	23	21,381	—	—	—	21,404
Issuance and Contribution of shares to the URSB Charitable Foundation	20,000	—	200	—	—	—	200
Purchased shares for ESOP (186,750 shares)	—	—	—	—	—	(1,867)	(1,867)
Other comprehensive loss	—	—	—	—	(108)	—	(108)
Balance, March 31, 2026	$2,334,375	$23	$21,581	$20,619	$(578)	$(1,867)	$39,778
Net income	—	—	—	225	—	—	225
Issuance of Shares in Initial Public Offering, net of expenses ($1,802)	—	—	(62)	—	—	—	(62)
Purchased shares for equity compensation plan (34,770 shares)	—	—	—	—	—	(348)	(348)
ESOP shares committed to be released	—	—	5	—	—	31	36
Other comprehensive loss	—	—	—	—	(88)	—	(88)
Balance, June 30, 2026	$2,334,375	$23	$21,524	$20,844	$(666)	$(2,184)	$39,541

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
Balance, December 31, 2024	$19,961	$(1,618)	$18,343
Net income	133	—	133
Other comprehensive income	—	201	201
Balance, March 31, 2025	$20,094	$(1,417)	$18,677
Net income	71	—	71
Other comprehensive income	—	41	41
Balance, June 30, 2025	$20,165	$(1,376)	$18,789

The accompanying notes are an integral part of these consolidated financial statements.

URSB BANCORP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$380	$203
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions for credit losses	219	158
Depreciation of premises and equipment	127	135
Amortization of deferred loan fees, net	425	101
Amortization (Accretion) of premiums and discounts, net	(48)	7
Loss on sale of available for sale securities	—	130
Contribution of stock to charitable foundation	200	—
Deferred income tax expense (benefit)	62	(114)
Increase in cash surrender value of bank owned life insurance	(127)	(76)
Expense of earned ESOP shares	36	—
Net change in:
Accrued interest receivable	(55)	(82)
Other assets	(247)	(193)
Other liabilities	374	130
Net cash provided by operating activities	1,346	399
Cash flows from investing activities:
Available for sale:
Proceeds from sales	—	1,870
Purchases	(7,254)	(6,530)
Proceeds from maturities, calls and principal repayments	4,347	1,596
Held to maturity:
Proceeds from maturities, calls and principal repayments	4,051	5,030
Proceeds from maturity of certificate of deposit investments	—	498
Loan principal (originations) collections, net	(17,792)	(13,341)
Purchases of premises and equipment	(72)	(12)
Purchase of Federal Home Loan Bank of New York stock	(53)	(2,007)
Redemption of Federal Home Loan Bank of New York stock	341	1,745
Net cash used in investing activities	(16,432)	(11,151)
Cash flows from financing activities:
Net increase in deposits	925	7,934
Net proceeds from stock offering and issuance of common stock	21,342	—
Purchase of common shares by ESOP and equity compensation plan	(2,215)	—
Net change in FRB short term advances	—	(5,000)
Net change in FHLB short term advances	—	(2,000)
Proceeds from FHLB long term advances	—	12,612
Repayment of FHLB long term advances	(7,500)	(5,500)
Net proceeds from issuance of senior notes	—	650
Net proceeds from borrowers for taxes and insurance	188	204
Net cash provided by financing activities	12,740	8,900
Net change in cash and cash equivalents	(2,346)	(1,852)
Cash and cash equivalents, beginning of period	8,391	10,727
Cash and cash equivalents, end of period	$6,045	$8,875
Supplementary cash flows information
Interest paid	$5,100	$4,273
Income taxes paid, net	$253	$50

The accompanying notes are an integral part of these consolidated financial statements.

URSB BANCORP, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1. Organization

URSB Bancorp, Inc. (the “Company”) is a Maryland corporation formed on September 8, 2025 to serve as the bank holding company for United Roosevelt Savings Bank (the “Bank”) and its subsidiary as part of the mutual-to-stock conversion of United Roosevelt, MHC, the Bank's former mutual holding company. The conversion was effective March 26, 2026. The Bank is a state-chartered stock savings bank and is a wholly-owned subsidiary of the Company. United Roosevelt Securities Corp. (the “Investment Corp.”) is a wholly-owned subsidiary of the Bank. Currently, the only business activity of the Company is to hold all of the outstanding stock of the Bank. The Investment Corp. is a New Jersey investment company formed primarily to hold investments and mortgage-backed securities.

2. Summary of Significant Accounting Policies

Basis of the Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the URSB Bancorp, Inc. and its wholly-owned subsidiary, the Bank and the Investment Corp. (collectively the “Company”), and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments included in such interim consolidated financial statements. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be achieved for the remainder of 2026 or any other period.

For additional information and disclosures required under U.S. GAAP, refer to the Company's Consolidated Financial Statements included in the Company’s Special Report on Form 10-K for the year ended December 31, 2025.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financials and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses.

Employee Stock Ownership Plan (“ESOP”)

ESOP shares are shown as a reduction of equity and are presented in the consolidated statements of changes in sthareholders’ equity as unallocated common stock held by ESOP. Compensation expense for the Company’s ESOP is recorded at an amount equal to the shares committed to be allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the period based upon the Company’s estimate of the number of shares committed to be allocated by the ESOP. When the shares are released, unallocated common stock held by ESOP is reduced by the cost of the ESOP shares released and the difference between the average fair market value and the cost of the shares committed to be allocated by the ESOP is recorded as an adjustment to additional paid in capital.

The loan receivable from the ESOP is not reported as an asset nor is the Company’s guarantee to fund the ESOP reported as a liability on the Company’s consolidated balance sheet. The employees of the Bank are the participants in the ESOP.

Earnings per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unearned ESOP shares are not deemed outstanding for earnings per share calculations. ESOP shares committed to be released are considered to be outstanding for purposes of the earnings per share computation. ESOP shares that have not been legally released, but that relate to employee services rendered during an accounting period (interim or annual) ending before the related debt service payment is made, are considered committed to be released. Shares purchased for the equity compensation plan are also not deemed outstanding for earnings per share calculations until such shares are released. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. For purposes of calculating earnings per share, the shares issued in the conversion are assumed to have been outstanding for the entire period presented.

During the six months ended June 30, 2026, the Company completed an issuance of common stock in connection with its initial public offering, which occurred on March 26, 2026.

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

As of December 31, 2025, the Company changed its CECL estimation methodology from Weighted Average Remaining Maturity (“WARM”) to a SCALE framework to better align with its size and complexity, which represents a change in accounting estimate and did not have a material impact on the allowance for credit losses. There were no material changes to the CECL methodology during the six months ended June 30, 2026.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans. The amendments in this Update expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this Update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” (defined below) are purchased seasoned loans and accounted for using the gross-up approach at acquisition. Specifically, after an entity determines that a loan is a non-PCD asset based on its assessment of credit deterioration experienced since origination, the entity should apply the guidance described in the amendments to determine whether the loan is seasoned and, therefore, should be accounted for using the gross-up approach. The Company adopted this amendment as of January 1, 2026, with no significant impact to the consolidated financial statements.

3. Securities Available-for-Sale

The carrying value and estimated fair value of securities available for sale are presented below by contractual final maturity. Actual maturities may differ from below as the loans underlying some securities are subject to prepayment and regular monthly principal repayment.

	June 30, 2026
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

	(In thousands)
Mortgage-Backed Securities:
Due within one year	$1	$—	$—	$1
Due after ten years	6,820	18	(574)	6,264
	6,821	18	(574)	6,265
Collateralized Mortgage Obligations (CMO):
Due within one year	231	—	(1)	230
Due after ten years	14,532	23	(76)	14,479
	14,763	23	(77)	14,709
Corporate Bonds:
Due after five through ten years	1,000	20	—	1,020
	1,000	20	—	1,020
Agency Securities:
Due after one through five years	2,000	—	(122)	1,878
	2,000	—	(122)	1,878
Small Business Administration:
Due after ten years	4,700	—	(43)	4,657
	4,700	—	(43)	4,657

	$29,284	$61	$(816)	$28,529

The age of unrealized losses and fair value of related securities available-for-sale were as follows:

	June 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Mortgage-Backed Securities	$2,733	$(16)	$2,522	$(558)	$5,255	$(574)
CMO	8,435	(76)	507	(1)	8,942	(77)
Agency Securities	—	—	1,878	(122)	1,878	(122)
Small Business Administration	550	(3)	4,107	(40)	4,657	(43)
	$11,718	$(95)	$9,014	$(721)	$20,732	$(816)

	December 31, 2025
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

	(In thousands)
Mortgage-Backed Securities:
Due after one through five years	$1	$—	$—	$1
Due after ten years	4,250	33	(555)	3,728
	4,251	33	(555)	3,729
CMO:
Due within one year	578	—	(2)	576
Due after ten years	13,387	164	—	13,551
	13,965	164	(2)	14,127
Corporate Bonds:
Due after five through ten years	1,000	15	—	1,015
	1,000	15	—	1,015
Agency Securities
Due after one through five years	2,000	—	(114)	1,886
	2,000	—	(114)	1,886
Small Business Administration:
Due after ten years	5,113	—	(36)	5,077
	5,113	—	(36)	5,077

	$26,329	$212	$(707)	$25,834

The age of unrealized losses and fair value of related securities available-for-sale were as follows:

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Mortgage-Backed Securities	$—	$—	$2,652	$(555)	$2,652	$(555)
CMO	—	—	576	(2)	576	(2)
Agency Securities	—	—	1,886	(114)	1,886	(114)
Small Business Administration	—	—	5,077	(36)	5,077	(36)
	$—	$—	$10,191	$(707)	$10,191	$(707)

There were no sales of securities during the three or six months ended June 30, 2026. Accordingly, there were no gains or losses.

The proceeds from the sale of available for sale securities totaled to $1,870,000 during the second quarter and first six months of 2025, resulting in gross realized losses that amounted to $130,000. There were no gains realized on any sales during these periods.

At June 30, 2026, thirty-two AFS debt securities had unrealized losses with aggregate depreciation of 3.8% from the Company’s amortized cost basis.

Management does not believe that any individual unrealized loss at June 30, 2026, nor at December 31, 2025 represent a credit-related unrealized loss. Management believes that all unrealized losses are due to changes in interest rates.

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

Allowance for Credit Losses – Available for Sale Securities

Available for sale securities which are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. There were no allowance for credit losses established on available for sale debt securities during the three and six months ended June 30, 2026, nor for the year ended December 31, 2025.

4. Securities HELD TO MATURITY

The carrying value and estimated fair value of securities held to maturity are presented below by contractual final maturity. Actual maturities may differ from below as the loans underlying some securities are subject to prepayment and regular monthly principal repayment.

	June 30, 2026
	Amortized	Allowance for	Gross Unrealized		Fair
	Cost	Credit Losses	Gains	Losses	Value

	(In thousands)
Mortgage-Backed Securities:
Due after ten years	$816	$—	$15	$—	$831
	816	—	15	—	831
Corporate Bonds:
Due within one year	1,000	(5)	—	(18)	977
Due after one through five years	1,500	(21)	—	(47)	1,432
Due after five through ten years	3,500	(35)	55	(114)	3,406
	6,000	(61)	55	(179)	5,815
Agency Securities:
Due within one year	1,000	—	—	(8)	992
Due after one through five years	1,000	—	—	(59)	941
	2,000	—	—	(67)	1,933
	$8,816	$(61)	$70	$(246)	$8,579

	December 31, 2025
	Amortized	Allowance for	Gross Unrealized		Fair
	Cost	Credit Losses	Gains	Losses	Value

	(In thousands)
Mortgage-Backed Securities:
Due after ten years	$864	$—	$25	$—	$889
	864	—	25	—	889
Corporate Bonds:
Due after one through five years	2,500	(30)	—	(77)	2,393
Due after five through ten years	4,500	(45)	28	(139)	4,344
	7,000	(75)	28	(216)	6,737
Agency Securities:
Due within one year	4,000	—	—	(41)	3,959
Due after one through five years	1,000	—	—	(53)	947
	5,000	—	—	(94)	4,906
	$12,864	$(75)	$53	$(310)	$12,532

At June 30, 2026, U.S. Government obligations with a carrying value of $23,047,000 were pledged to secure public deposits.

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

The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the periods ended June 30, 2026 and December 31, 2025:

	Three months ended June 30, 2026
	Balance at			Provision	Balance at
	March 31, 2026	Charge-Offs	Recoveries	(Credit)	June 30, 2026

	(In thousands)
Corporate bonds	$76	$—	$—	$(15)	$61

	Three months ended June 30, 2025
	Balance at			Provision	Balance at
	March 31, 2025	Charge-Offs	Recoveries	(Credit)	June 30, 2025

	(In thousands)
Corporate bonds	$70	$—	$—	$16	$86

5. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

	June 30,	December 31,
	2026	2025

	(In thousands)
Residential real estate	$156,001	$143,600
Commercial real estate	88,197	88,100
Commercial and industrial	7,802	7,940
BHG loans	30,000	34,778
Consumer loans	36,081	26,544
Total loans	318,081	300,962
Allowance for credit losses on loans	(2,457)	(2,277)
Premiums on loans purchased	696	566
Deferred loan fees, net	1,257	1,187
	(504)	(524)
Net loans	$317,577	$300,438

The following tables summarize the activity in the allowance for credit losses by loan class and information in regard to the allowance for credit losses and the recorded investment in loans receivable by loan class as of June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Allowance for Credit Losses on Loans
	Beginning	Charge-		Provisions	Ending
	Balance	offs	Recoveries	(Credits)	Balance

	(In thousands)
Residential	$926	$—	$—	$56	$982
Commercial real estate	761	—	—	(45)	716
Commercial and industrial	16	—	—	(3)	13
BHG Commercial loans	64	—	—	(13)	51
Consumer	598	(50)	2	145	695
	$2,365	$(50)	$2	$140	$2,457

	Three Months Ended June 30, 2025
	Allowance for Credit Losses on Loans
	Beginning	Charge-		Provisions	Ending
	Balance	offs	Recoveries	(Credits)	Balance

	(In thousands)
Residential	$589	$—	$—	$64	$653
Commercial real estate	631	—	—	(3)	628
Commercial and industrial	65	—	—	(3)	62
BHG Commercial loans	141	—	—	(122)	19
Consumer	28	—	—	258	286
	$1,454	$—	$—	$194	$1,648

	Six months ended June 30, 2026
	Allowance for Credit Losses on Loans
	Beginning	Charge-		Provisions	Ending
	Balance	offs	Recoveries	(Credits)	Balance

	(In thousands)
Residential	$778	$—	$—	$204	$982
Commercial real estate	658	—	—	58	716
Commercial and industrial	68	—	—	(55)	13
BHG loans	32	—	—	19	51
Consumer	741	(50)	2	2	695
	$2,277	$(50)	$2	$228	$2,457

	Six months ended June 30, 2025
	Allowance for Credit Losses on Loans
	Beginning	Charge-		Provisions	Ending
	Balance	offs. net	Recoveries	(Credits)	Balance

	(In thousands)
Residential	$142	$—	$—	$511	$653
Commercial real estate	1,034	—	—	(406)	628
Commercial and industrial	90	—	90	(118)	62
BHG loans	97	—	—	(78)	19
Consumer	—	—	—	286	286
	$1,363	$—	$90	$195	$1,648

The Company experienced significant loan growth in 2026 along with an increase in consumer loans resulting in a large increase to the allowance for credit loss.

The following tables summarize the activity in the allowance for credit losses by all credit categories as of and for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Balance at	Charge-		Provisions	Aggregate
	March 31, 2026	offs	Recoveries	(Credits)	ACL

	(In thousands)
Loans receivable	$2,365	$(50)	$2	$140	$2,457
Unfunded loan commitments	26	—	—	(5)	21
Debt securities (HTM)	76	—	—	(15)	61
Total	$2,467	$(50)	$2	$120	$2,539

	Three Months Ended June 30, 2025
	Balance at	Charge-		Provisions	Aggregate
	March 31, 2025	offs	Recoveries	(Credits)	ACL

	(In thousands)
Loans receivable	$1,454	$—	$—	$194	$1,648
Unfunded loan commitments	31	—	—	(11)	20
Debt securities (HTM)	70	—	—	16	86
Total	$1,555	$—	$—	$199	$1,754

	Six Months Ended June 30, 2026
	Balance at	Charge-		Provisions	Aggregate
	December 31, 2025	offs	Recoveries	(Credits)	ACL

	(In thousands)
Loans receivable	$2,277	$(50)	$2	$228	$2,457
Unfunded loan commitments	16	—	—	5	21
Debt securities (HTM)	75	—	—	(14)	61
Total	$2,368	$(50)	$2	$219	$2,539

	Six Months Ended June 30, 2025
	Balance at	Charge-		Provisions	Aggregate
	December 31, 2024	offs	Recoveries	(Credits)	ACL

	(In thousands)
Loans receivable	$1,363	$—	$90	$195	$1,648
Unfunded loan commitments	57	—	—	(37)	20
Debt securities (HTM)	86	—	—	—	86
Total	$1,506	$—	$90	$158	$1,754

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2026 and December 31, 2025. Residential real estate and consumer loans are classified as performing or nonperforming based on accrual status and retail credit guidance. Gross write-offs for the six months ended June 30, 2026 and for the year ended December 31, 2025 are also presented in the tables below:

	As of and the Six Months Ended June 30, 2026
	Loans By Risk Rating by Origination Year
	2026	2025	2024	2023	2022	2021	Prior	Total

Rating:	(In thousands)
Residential real estate:
Performing	$20,049	$42,390	$27,110	$25,396	$8,301	$10,053	$22,663	$155,962
Nonperforming	—	—	—	39	—	—	—	39
Total	$20,049	$42,390	$27,110	$25,435	$8,301	$10,053	$22,663	$156,001
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$7,898	$6,140	$11,692	$10,042	$21,549	$14,963	$12,888	$85,172
Special mention	—	—	935	—	1,062	975	—	2,972
Substandard	—	—	—	53	—	—	—	53
Total	$7,898	$6,140	$12,627	$10,095	$22,611	$15,938	$12,888	$88,197
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I - Other:
Pass	$890	$3,481	$1,975	$1,123	$315	$18	$—	$7,802
Total	$890	$3,481	$1,975	$1,123	$315	$18	$—	$7,802
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I - Bankers Health Group:
Pass	$352	$7,364	$8,009	$5,267	$5,612	$595	$770	$27,969
Substandard	—	69	230	799	543	24	366	2,031
Total	$352	$7,433	$8,239	$6,066	$6,155	$619	$1,136	$30,000
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Performing	$15,137	$20,847	$60	$—	$—	$—	$37	$36,081
Nonperforming	—	—	—	—	—	—	—	—
Total	$15,137	$20,847	$60	$—	$—	$—	$37	$36,081
Current period gross write-offs	$—	$50	$—	$—	$—	$—	$—	$50

Grand Total	$44,326	$80,291	$50,011	$42,719	$37,382	$26,628	$36,724	$318,081
Current period gross write-offs	$—	$50	$—	$—	$—	$—	$—	$50

	As of and the Year Ended December 31, 2025
	Loans By Risk Rating by Origination Year
	2024	2023	2022	2021	2020	2019	Prior	Total

Rating:	(In thousands)
Residential real estate:
Performing	$42,621	$29,684	$27,356	$8,878	$10,777	$4,543	$19,699	$143,558
Nonperforming	—	—	42	—	—	—	—	42
Total	$42,621	$29,684	$27,398	$8,878	$10,777	$4,543	$19,699	$143,600
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$6,251	$12,710	$11,054	$23,473	$18,277	$6,810	$8,505	$87,080
Special Mention	—	941	—	—	—	—	—	941
Substandard	—	—	70	—	9	—	—	79
Total	$6,251	$13,651	$11,124	$23,473	$18,286	$6,810	$8,505	$88,100
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I - Other:
Pass	$3,811	$2,084	$1,582	$362	$101	$—	$—	$7,940
Total	$3,811	$2,084	$1,582	$362	$101	$—	$—	$7,940
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I - Bankers Health Group:
Pass	$7,718	$9,049	$6,739	$6,643	$732	$773	$285	$31,939
Substandard	—	106	901	1,386	29	340	77	2,839
Total	$7,718	$9,155	$7,640	$8,029	$761	$1,113	$362	$34,778
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Performing	$26,442	$60	$—	$—	$—	$—	$42	$26,544
Nonperforming	—	—	—	—	—	—	—	—
Total	$26,442	$60	$—	$—	$—	$—	$42	$26,544
Current period gross write-offs	$29	$—	$—	$—	$—	$—	$—	$29

Grand Total	$86,843	$54,634	$47,744	$40,742	$29,925	$12,466	$28,608	$300,962
Current period gross write-offs	$29	$—	$—	$—	$—	$—	$—	$29

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2026 and as of December 31, 2025:

	June 30, 2026
	30-59	60-89	Greater Than				Total
	Days	Days	90 Days	Total	Non-		Loans
	Past Due	Past Due	(and still accruing)	Past Due	Accrual	Current	Receivables

	(In thousands)
Residential	$—	$—	$—	$—	$40	$155,961	$156,001
Commercial real estate	—	—	—	—	53	88,144	88,197
Commercial and industrial	—	—	—	—	—	7,802	7,802
BHG loans	—	—	—	—	—	30,000	30,000
Consumer	—	—	—	—	—	36,081	36,081
	$—	$—	$—	$—	$93	$317,988	$318,081

	December 31, 2025
	30-59	60-89	Greater Than				Total
	Days	Days	90 Days	Total	Non-		Loans
	Past Due	Past Due	(and still accruing)	Past Due	Accrual	Current	Receivables

	(In thousands)
Residential	$—	$—	$—	$—	$42	$143,558	$143,600
Commercial real estate	—	—	—	—	79	88,021	88,100
Commercial and industrial	449	—	—	449	—	7,491	7,940
BHG loans	—	—	—	—	—	34,778	34,778
Consumer	—	—	—	—	—	26,544	26,544
	$449	$—	$—	$449	$121	$300,392	$300,962

At June 30, 2026, there were two loans in non-accrual status totaling $93,000; both loans were current for payment however continued payment performance is required in order to return the loans to accrual status.

At December 31, 2025, there were three loans in non-accrual status totaling $121,000; one residential mortgage loan totaling $42,000 was current for payment however continued payment performance is required in order to return the loan to accruing status.

The following table presents information regarding non-accrual loans:

	June 30, 2026
		Non-accrual Loans
	Non-accrual Loans	without Allowance	Total Loans
	with Allowance for	for	on
	Credit Loss	Credit Loss	Non-accrual

	(In thousands)
Residential	$—	$40	$40
Commercial real estate	—	53	53
	$—	$93	$93

	December 31, 2025
		Non-accrual Loans
	Non-accrual Loans	without Allowance	Total Loans
	with Allowance for	for	on
	Credit Loss	Credit Loss	Non-accrual

	(In thousands)
Residential	$—	$42	$42
Commercial and industrial	—	79	79
	$—	$121	$121

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

When principal forgiveness is provided, the amount forgiven is charged-off against the allowance for credit losses on loans. The following table shows the amortized cost basis for the three and six month periods ended June 30, 2026 and 2025, respectively, of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Three Months Ended June 30, 2026
		% of Total
		Class of
	Payment	Financing
	Deferred	Receivable

	(Dollars in thousands)
Commercial real estate	$66	0.07%
Total	$66

	Three Months Ended June 30, 2025
		% of Total
		Class of
	Payment	Financing
	Deferred	Receivable

	(Dollars in thousands)
Residential real estate	$45	0.04%
Total	$45

	Six Months Ended June 30, 2026
		% of Total
		Class of
	Payment	Financing
	Deferred	Receivable

	(Dollars in thousands)
Commercial real estate	$1,361	1.54%
Total	$1,361

	Six Months Ended June 30, 2025
		% of Total
		Class of
	Payment	Financing
	Deferred	Receivable

	(Dollars in thousands)
Residential real estate	$45	0.04%
Total	$45

There were no charge-offs or payment defaults for any loans modified loans to borrowers in financial difficulty during the twelve months that preceded June 30, 2026 or 2025; the referenced loans remained current as of these respective dates.

6. DEPOSITS

	June 30,	December 31,
	2026	2025

	(In thousands)
Interest checking	$67,565	$66,119
Non-Interest checking	8,446	9,938
Money market	26,927	15,988
Savings and club	20,376	24,080
Total non-certificate accounts	123,314	116,125
Certificates of deposit (1)	168,561	174,825
Total deposits	$291,875	$290,950

(1)Included in certificates of deposit are brokered deposits that amounted to $63,130,000, and $68,702,000, at June 30, 2026, and December 31, 2025, respectively.

Certificates of deposit with balances of more than $250,000 totaled approximately $100,193,000, and $100,844,000, at June 30, 2026, and December 31, 2025, respectively.

The scheduled maturities of certificates of deposit were as follows:

	June 30,
	2026
		Weighted
		Average
Maturity	Amount	Rate

	(Dollars in thousands)
2026	$57,233	3.43%
2027	53,794	3.69%
2028	19,545	4.06%
2029	12,119	4.23%
2030	11,026	3.89%
2031	10,844	3.85%
2035	4,000	4.10%
	$168,561	3.72%

7. BORROWINGS

	June 30,		December 31,
	2026		2025
		Weighted Average		Weighted Average
	Amount	Rate	Amount	Rate

Federal Home Loan Bank Advances	(In thousands)
Fixed Rate Advances:
Overnight borrowing	$—	0.00%	$—	0.00%
2026	3,000	4.05%	9,000	4.06%
2027	7,686	4.08%	7,686	4.08%
2028	8,111	3.89%	8,111	3.89%
2029	5,000	4.01%	5,000	4.01%
2030	8,500	3.81%	10,000	3.75%
2034	1,000	3.42%	1,000	3.42%
2035	6,000	3.42%	6,000	3.42%
Total FHLB Advances (1)	$39,297	3.85%	$46,797	3.87%
Senior Notes (URSB Bancorp Inc)
2026	$4,000	6.19%	$4,000	6.19%
2027	1,175	6.50%	1,175	6.50%
2028	1,600	6.13%	1,600	6.13%
Total Senior Notes	$6,775	6.23%	$6,775	6.23%
Total Borrowings	$46,072	4.20%	$53,572	4.17%
(1)	Includes various advances callable by the FHLB totaling $15,500,000 as of June 30, 2026 and $19,000,000 as of December 31, 2025.

The Bank obtains advances from the FHLB which are secured by securities or mortgage loans under a collateral pledge agreement. The Bank also has the ability to borrow from the FRB Discount Window which is also collateralized by securities and loans. The available borrowing capacity with the FHLB at June 30, 2026 and December 31, 2025 was $62,690,000, and $44,356,000, respectively. The available borrowing capacity with the FRB at June 30, 2026 and December 31, 2025 was $21,061,000, and $23,273,000, respectively.

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

The Company had municipal letters of credit with the FHLB in the amounts of $3,000,000 and $5,900,000 as of June 30, 2026 and December 31, 2025, respectively. These letters of credit serve as collateral for certain municipal deposits. As of June 30, 2026, and as of December 31, 2025, there were no outstanding balances on these letters of credit.

8. Regulatory Capital

The following table presents a reconciliation of capital per U.S. GAAP and regulatory capital and information as to the Bank’s capital levels at the dates presented:

	June 30,	December 31,
	2026	2025

	(In thousands)
Bank GAAP surplus and retained earnings	$33,937	$26,072
Unrealized loss (gain) on securities available for sale	545	349
Benefit plan adjustments	121	121
Core and tangible capital	34,603	26,542
Allowance for credit losses	2,538	2,367
Total regulatory capital	$37,141	$28,909

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

	June 30, 2026
					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Bank Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollar amounts in thousands)
Total capital (to risk-weighted assets)	$37,141	14.27%	$20,827	8.00%	$26,034	10.00%
Tier 1 capital (to risk-weighted assets)	34,603	13.29%	15,620	6.00%	20,827	8.00%
Common equity Tier 1 (to risk-weighted assets)	34,603	13.29%	11,715	4.50%	16,922	6.50%
Tier 1 capital (Leverage) (to average total assets)	34,603	9.11%	15,197	4.00%	18,996	5.00%

	December 31, 2025
					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Bank Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollar amounts in thousands)
Total capital (to risk-weighted assets)	$28,909	11.58%	$19,965	8.00%	$24,956	10.00%
Tier 1 capital (to risk-weighted assets)	26,542	10.64%	14,974	6.00%	19,965	8.00%
Common equity Tier 1 (to risk-weighted assets)	26,542	10.64%	11,230	4.50%	16,222	6.50%
Tier 1 capital (Leverage) (to average total assets)	26,542	7.38%	14,379	4.00%	17,974	5.00%

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

There were no liabilities measured at fair value on a recurring basis as of the periods presented. For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2026 and at December 31, 2025 are as follows:

	Assets at Fair Value
	as of June 30, 2026
	Assets at Fair Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
Securities available for sale:
Mortgage-Backed Securities	$—	$6,265	$—	$6,265
CMO	—	14,709	—	14,709
Corporate Bonds	—	1,020	—	1,020
Agency Securities	—	1,878	—	1,878
Small Business Administration	—	4,657	—	4,657
	$—	$28,529	$—	$28,529

	Assets at Fair Value
	as of December 31, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Securities available for sale:
Mortgage-Backed Securities	$—	$3,729	$—	$3,729
CMO	—	14,127	—	14,127
Corporate Bonds	—	1,015	—	1,015
Agency Securities	—	1,886	—	1,886
Small Business Administration	—	5,077	—	5,077
	$—	$25,834	$—	$25,834

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

		Fair Value
	Carrying
	Amount	Level 1	Level 2	Level 3

	(In thousands)
June 30, 2026
Financial assets:
Cash and cash equivalents (including CD investments)	$6,045	$6,045	$—	$—
Securities available for sale	28,529	—	28,529	—
Securities held to maturity	8,755	—	7,079	1,500
Restricted stock in banks	2,161	—	—	2,161
Loans, net	317,577	—	—	318,961
Accrued interest receivable	1,536	—	1,536	—
Financial liabilities:
Deposits	291,875	—	—	277,101
Mortgagors' escrow accounts	1,589	—	1,589	—
Federal Home Loan Bank advances	39,297	—	39,201	—
Senior notes payable	6,775	—	—	6,756
Accrued interest payable	265	—	265	—

December 31, 2025
Financial assets:
Cash and cash equivalents (including CD investments)	$8,391	$8,391	$—	$—
Securities available for sale	25,834	—	25,834	—
Securities held to maturity	12,789	—	10,032	2,500
Restricted stock in banks	2,449	—	—	2,449
Loans, net	300,438	—	—	302,035
Accrued interest receivable	1,481	—	1,481	—
Financial liabilities:
Deposits	290,950	—	—	281,244
Mortgagors' escrow accounts	1,401	—	1,401	—
Federal Home Loan Bank and FRB advances	46,797	—	47,049	—
Senior notes payable	6,775	—	—	6,689
Accrued interest payable	352	—	352	—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025, is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets. Total assets increased $13.5 million, or 3.7%, to $381.5 million at June 30, 2026 from $368.0 million at December 31, 2025. This increase was primarily the result of increase in net loans, partially offset by a decrease in cash.

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.4 million, or 28.6%, to $6.0 million at June 30, 2026 from $8.4 million at December 31, 2025, primarily due to redeployment of cash to fund loan growth.

Securities Available for Sale. Securities available-for-sale increased by $2.7 million, or 10.5%, to $28.5 million at June 30, 2026 from $25.8 million at December 31, 2025. This increase was due to efforts to continue to maintain a diversified balance sheet, replace maturing investments within the securities held-to-maturity portfolio with investments in the securities available-for-sale portfolio, and enhance our liquidity position by purchasing securities available-for-sale and that may be pledged as collateral for potential future borrowing needs.

Securities Held-to-Maturity. Securities held-to-maturity decreased by $4.0 million, or 31.3%, to $8.8 million at June 30, 2026 from $12.8 million at December 31, 2025, primarily due to maturities. The funds from maturities were used to fund loans and the purchase of securities available-for-sale.

Loans Receivable, Net. Loans receivable, net, increased by $17.2 million, or 5.7%, to $317.6 million at June 30, 2026 from $300.4 million at December 31, 2025. One- to four-family residential mortgage loans increased by $12.4 million, or 8.6%, to $156.0 million at June 30, 2026 from $143.6 million at December 31, 2025. Commercial real estate loans (inclusive of multifamily and construction loans) increased by $0.1 million, or 0.1%, to $88.2 million at June 30, 2026 from $88.1 million at December 31, 2025. Commercial and industrial loans purchased from Bankers Healthcare Group, LLC (“Bankers Healthcare Group”) decreased by $4.8 million, or 13.8%, to $30.0 million at June 30, 2026 from $34.8 million at December 31, 2025. Other commercial and industrial loans decreased by $0.1 million, or 1.3%, to $7.8 million at June 30, 2026 from $7.9 million at December 31, 2025. Consumer loans increased by $10.0 million, or 36.2%, to $36.1 million at June 30, 2026 from $26.5 million at December 31, 2025.

Bank Owned Life Insurance. Bank owned life insurance increased by $127,000, or 2.9%, to $7.2 million at June 30, 2026 from $7.0 million at December 31, 2025, due to an increase in the cash surrender value of the existing policies. We invest in bank owned life insurance to help offset the costs of our employee benefit plan obligations. Bank owned life insurance also generally provides non-interest income that is non-taxable.

Deposits. Deposits increased by $0.9 million, or 0.3%, to $291.9 million at June 30, 2026 from $291.0 million at December 31, 2025. Interest-bearing checking accounts increased by $1.5 million, or 2.3%, to $67.6 million at June 30, 2026 from $66.1 million at December 31, 2025. Non-interest-bearing checking accounts decreased by $1.5 million, or 15.2%, to $8.4 million at June 30, 2026 from $9.9 million at December 31, 2025. Money market accounts increased by $10.9 million, or 68.1%, to $26.9 million at June 30, 2026 from $16.0 million at December 31, 2025. Savings and club accounts decreased by $3.7 million, or 15.4%, to $20.4 million at June 30, 2026 from $24.1 million at December 31, 2025. Brokered Certificates of deposit decreased by $5.6 million, or 8.2% to $63.1 million at June 30, 2026 from $68.7 million at December 31, 2025. Non-Brokered Certificates of deposit decreased by $0.7 million, or 0.7% to $105.5 million at June 30, 2026 from $106.2 million at December 31, 2025.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased by $7.5 million, or 16.0%, to $39.3 million at June 30, 2026 from $46.8 million at December 31, 2025. This decrease was due to the maturity of existing advances and no need to replace the funds due to capital raised in the conversion stock offering.

Total Equity. Total equity increased by $19.5 million, or 97.5%, to $39.5 million at June 30, 2026 from $20.0 million at December 31, 2025, primarily due to the capital raised in the conversion stock offering as well as net income of $380,000 for the six months ended June 30, 2026, and a decrease in other comprehensive loss of $196,000.

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

	Three Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$7,545	$69	3.67%	$21,269	$233	4.39%
Investment in certificates of deposit	—	—	0.00	3,815	50	5.26
Securities available for sale	29,164	312	4.29	18,465	161	3.50
Securities held to maturity	10,726	95	3.55	15,939	122	3.07
Loans receivable, net	313,906	4,473	5.72	256,232	3,621	5.67
Other interest-earning assets	2,290	43	7.53	2,221	42	7.58
Total interest-earning assets	363,631	4,992	5.51	317,941	4,229	5.34
Noninterest-earning assets	13,612			11,430
Total assets	$377,243			$329,371

Interest-bearing liabilities:
Interest-bearing checking accounts	$63,189	254	1.61%	$60,616	213	1.41%
Money market accounts	25,142	149	2.38	13,381	63	1.89
Savings and club accounts	20,614	14	0.27	21,287	13	0.24
Brokered certificates of deposit	62,794	609	3.89	58,580	556	3.81
Non-brokered certificates of deposit	106,301	970	3.66	100,727	906	3.61
Total interest-bearing deposits	278,040	1,996	2.88	254,591	1,751	2.76
Senior notes	6,775	105	6.22	6,775	105	6.22
Federal Home Loan Bank advances	42,177	372	3.54	41,761	370	3.55
Federal Reserve Bank advances	1,707	16	3.76	—	—	—
Other interest-bearing liabilities	50,659	493	3.90	48,536	475	3.93
Total interest-bearing liabilities	328,699	2,489	3.04	303,127	2,226	2.95
Noninterest-bearing demand deposits	7,521			7,756
Other noninterest-bearing liabilities	1,258			892
Total liabilities	337,478			311,775
Total equity	39,765			17,596
Total liabilities and equity	377,243			329,371
Net interest income		$2,503			$2,003
Net interest rate spread (1)			2.47%			2.39%
Net interest-earning assets (2)	$34,932			$14,814
Net interest margin (3)			2.76%			2.53%
Average interest-earning assets to interest-bearing liabilities			110.63%			104.89%

(1)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$15,667	$281	3.62%	$15,184	$331	4.40%
Investment in certificates of deposit	—	—	—	3,971	103	5.23
Securities available for sale	27,970	604	4.35	18,174	323	3.58
Securities held to maturity	11,614	196	3.40	17,470	261	3.01
Loans receivable, net	309,661	8,860	5.77	254,332	7,140	5.66
Other interest-earning assets	2,338	87	7.50	2,162	88	8.21
Total interest-earning assets	367,250	10,028	5.51	311,293	8,246	5.34
Noninterest-earning assets	15,187			10,295
Total assets	$382,437			$321,588

Interest-bearing liabilities:
Interest-bearing checking accounts	$63,785	522	1.65%	$61,460	430	1.41%
Money market accounts	25,521	281	2.22	17,200	173	2.03
Savings and club accounts	28,265	32	0.23	22,540	50	0.45
Brokered certificates of deposit	65,385	1,223	3.77	58,125	1,092	3.79
Non-brokered certificates of deposit	108,445	1,957	3.64	88,344	1,557	3.55
Total interest-bearing deposits	291,401	4,015	2.78	247,669	3,302	2.69
Senior notes	6,775	211	6.28	6,649	207	6.28
Federal Home Loan Bank advances	43,788	771	3.55	40,800	729	3.60
Federal Reserve Bank advances	854	16	3.78	1,295	30	4.67
Other interest-bearing liabilities	51,417	998	3.91	48,744	966	4.00
Total interest-bearing liabilities	342,818	5,013	2.95	296,413	4,268	2.90
Noninterest-bearing demand deposits	8,269			6,693
Other noninterest-bearing liabilities	1,271			923
Total liabilities	352,358			304,029
Total equity	30,079			17,559
Total liabilities and equity	382,437			321,588
Net interest income		$5,015			$3,978
Net interest rate spread (1)			2.56%			2.44%
Net interest-earning assets (2)	$24,432			$14,880
Net interest margin (3)			2.75%			2.58%
Average interest-earning assets to interest-bearing liabilities			107.13%			105.02%

(1)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There are no out-of-period items or adjustments required to be excluded from the table below.

	Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025			Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
	Volume	Rate	Net	Volume	Rate	Net

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(150)	$(14)	$(164)	$11	$(61)	$(50)
Investment in certificates of deposit	(50)	—	(50)	(103)	—	(103)
Securities available for sale	93	58	151	174	107	281
Securities held to maturity	(40)	13	(27)	(87)	22	(65)
Loans receivable, net	815	37	852	1,553	167	1,720
Other interest-earning assets	1	—	1	7	(8)	(1)
Total interest-earning assets	669	94	763	1,555	227	1,782

Interest-bearing liabilities:
Interest-bearing checking accounts	9	32	41	16	76	92
Money market accounts	55	31	86	84	24	108
Savings and club accounts	—	1	1	13	(31)	(18)
Brokered certificates of deposit	40	13	53	136	(5)	131
Non-brokered certificates of deposit	50	14	64	354	46	400
Total interest-bearing deposits	154	91	245	603	110	713
Senior notes	—	—	—	4	—	4
Federal Home Loan Bank advances	4	(2)	2	53	(11)	42
Federal Reserve Bank advances	—	16	16	(10)	(4)	(14)
Other interest-bearing liabilities	4	14	18	47	(15)	32
Total interest-bearing liabilities	158	105	263	650	95	745
Change in net interest income	$511	$(11)	$500	$905	$132	$1,037

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025

Net Income. Net income was $225,000 for the three months ended June 30, 2026, compared to $71,000 for the three months ended June 30, 2025. The increase was primarily due to increases in net interest income and non-interest income as well as adjustments in the provision for credit loss, offset by increases in non-interest expense, and income tax expense.

Interest and Dividend Income. Interest and dividend income increased $763,000, or 18.0%, to $5.0 million for the three months ended June 30, 2026, from $4.2 million for the three months ended June 30, 2025, primarily due to an increase in interest and fees on loans and interest on securities available for sale. The increase in interest and fees on loans resulted primarily from a $57.7 million increase in the average balance of loans to $313.9 million from $256.2 million and an increase in the average yield on loans to 5.72% for the three months ended June 30, 2026, from 5.67% for the three months ended June 30, 2025. The increase in interest on securities available for sale resulted primarily from an $10.7 million increase in the average balance of securities available for sale to $29.2 million from $18.5 million and an increase in the average yield on securities available for sale to 4.29% for the three months ended June 30, 2026, from 3.50% for the three months ended June 30, 2025.

Interest Expense. Interest expense increased $263,000, or 11.8%, to $2.5 million for the three months ended March 31, 2026, from $2.2 million for the three months ended June 30, 2025. The increase is primarily due to increased interest expense on deposits. Interest expense on deposit accounts increased $245,000, or 14.0%, to $2.0 million for the three months ended June 30, 2026, from $1.8 million for the three months ended June 30, 2025 due to an increase in the average balance of interest bearing deposits of $23.4 million, or 0.1%, to $278.0 million for the three months ended June 30, 2026, from $254.6 million for the three months ended June 30, 2025 and an increase in the average rate on deposits to 2.88% for the three months ended June 01, 2026, from 2.76% for the three months ended June 30, 2025 reflecting a higher market interest rate environment period-over-period.

Net Interest Income. Net interest income increased $500,000, or 25.0%, to $2.5 million for the three months ended June 30, 2026, from $2.0 million for the three months ended June 30, 2025, primarily due to an increase in the average balance of interest-earning assets of $45.7 million, or 0.2%. Net interest rate spread increased to 2.47% for the three months ended June 30, 2026, from 2.39% for the three months ended June 30, 2025, while net interest margin increased to 2.76% for the three months ended June 30, 2026, from 2.53% for the three months ended June 30, 2025.

Provision for Credit Losses. Based on management’s analysis of the adequacy of allowance for credit losses, a provision of $120,000 was recorded for the three months ended June 30, 2026, compared to a provision of $199,000 for the three months ended June 30, 2025. The $79,000 decrease was primarily due to higher growth of loan portfolios with increased risk characteristics for the period ended June 30, 2025 versus the period ended June 30, 2026.

Non-Interest Income. Non-interest income increased $73,000, or 83.0%, to $161,000 for the three months ended June 30, 2026, from a $88,000 loss for the three months ended June 30, 2025. The increase was due to an increase in fees and service charges, an increase in the cash surrender value of bank owned life insurance, and an increase in the value of annuity investments. Fees and service charges increased $24,000, or 52.2%, to $70,000 for the three months ended June 30, 2026, from $46,000 for the three months ended June 30, 2025. The increase in the cash surrender value of bank owned life insurance and annuities was $24,000, or 60.0%, to $64,000 for the three months ended June 30, 2026, from $40,000 for the three months ended June 30, 2025.

Non-Interest Expense. Non-interest expense increased $456,000, or 25.1%, to $2.3 million for the three months ended June 30, 2026, from $1.8 million for the three months ended June 30, 2025. The increase was primarily due to increases in salaries and employee benefits, professional fees, federal deposit insurance premiums, and other expenses. Salaries and employee benefits increased $294,000, or 30.5%, to $1.3 million for the three months ended June 30, 2026, from $1.0 million for the three months ended June 30, 2025, primarily due to the addition of staff to support retail and online banking operations. Professional fees increased $98,000, or 83.1%, to $216,000 for the three months ended June 30, 2026, from $118,000 for the three months ended June 30, 2025, primarily due to added costs for audit, legal and regulatory filing associated with being a public company. Federal deposit insurance premiums increased $7,000, or 7.7%, to $98,000 for the three months ended June 30, 2026, from $91,000 for the three months ended June 30, 2025 primarily related to the growth in deposits. All other expenses increased $57,000, or 8.9%, to $699,000 for the three months ended June 30, 2026, from $642,000 for the three months ended June 30, 2025 due to increases in occupancy, Director compensation, advertising, and other operating expenses.

Income Tax Expense. Income tax expense increased $42,000, or 600.0%, to $49,000 for the three months ended June 30, 2026, from $7,000 for the three months ended June 30, 2025, primarily due to higher pre-tax income. The effective tax rate for the three months ended June 30, 2026 was 17.9%. The effective tax rate for the three months ended June 30, 2025 was 9.0%.

Comparison of Operating Results for the Six Months Ended June 30, 2026 and 2025

Net Income. Net income was $380,000 for the six months ended June 30, 2026, compared to $203,000 for the six months ended June 30, 2025. The increase was primarily due to increases in net interest income and non-interest income as well as a reduction in income tax expense, offset by increases in provision for credit losses and non-interest expense.

Interest and Dividend Income. Interest and dividend income increased $1.8 million, or 21.6%, to $10.0 million for the six months ended June 30, 2026, from $8.2 million for the six months ended June 30, 2025, primarily due to an increase in interest and fees on loans and interest on securities available for sale. The increase in interest and fees on loans resulted primarily from a $55.3 million increase in the average balance of loans to $309.7 million from $254.3 million and an increase in the average yield on loans to 5.77% for the six months ended June 30, 2026, from 5.66% for the six months ended June 30, 2025. The increase in interest on securities available for sale resulted primarily from an $9.8 million increase in the average balance of securities available for sale to $28.0 million from $18.2 million and an increase in the average yield on securities available for sale to 4.35% for the six months ended June 30, 2026, from 3.58% for the six months ended June 30, 2025.

Interest Expense. Interest expense increased $745,000, or 17.5%, to $5.0 million for the six months ended March 31, 2026, from $4.3 million for the six months ended June 30, 2025. The increase is due to increased interest expense on deposits and borrowings. Interest expense on deposit accounts increased $713,000, or 21.6%, to $4.0 million for the six months ended June 30, 2026, from $3.3 million for the six months ended June 30, 2025 due to an increase in the average balance of interest bearing deposits of $43.7 million, or 0.1%, to $291.4 million for the six months ended June 30, 2026, from $247.7 million for the six months ended June 30, 2025 and an increase in the average rate on deposits to 2.78% for the six months ended June 30, 2026, from 2.69% for the six months ended June 30, 2025 reflecting a higher market interest rate environment period-over-period.

Net Interest Income. Net interest income increased $1.0 million, or 26.1%, to $5.0 million for the six months ended June 30, 2026, from $4.0 million for the six months ended June 30, 2025, primarily due to an increase in the average balance of interest-earning assets of $56.0 million, or 0.2%. Net interest rate spread increased to 2.56% for the six months ended June 30, 2026, from 2.44% for the six months ended June 30, 2025, while net interest margin increased to 2.75% for the six months ended June 30, 2026, from 2.58% for the six months ended June 30, 2025.

Provision for Credit Losses. Based on management’s analysis of the adequacy of allowance for credit losses, a provision of $219,000 was recorded for the six months ended June 30, 2026, compared to a provision of $158,000 for the six months ended June 30, 2025. The $61,000 increase was primarily due to the addition of new portfolios of consumer loans which historically have had higher delinquency rates.

Non-Interest Income. Non-interest income increased $256,000, or 556.5% to $302,000 for the six months ended June 30, 2026, from $46,000 for the six months ended June 30, 2025. The increase was due to an increase in fees and service charges, an increase in the cash surrender value of bank owned life insurance, and an increase in the value of annuity investments. Furthermore, the prior year incurred $130,000 in losses on sales of securities that did not re-occur in the current year. Fees and service charges increased $35,000, or 36.5%, to $131,000 for the six months ended June 30, 2026, from $96,000 for the six months ended June 30, 2025. The increase in the cash surrender value of bank owned life insurance and annuities was $51,000, or 67.1%, to $127,000 for the six months ended June 30, 2026, from $76,000 for the six months ended June 30, 2025.

Non-Interest Expense. Non-interest expense increased $1.1 million, or 30.3%, to $4.6 million for the six months ended June 30, 2026, from $3.6 million for the six months ended June 30, 2025. The increase was primarily due to increases in salaries and employee benefits, professional fees, federal deposit insurance premiums, and other expenses. Salaries and employee benefits increased $427,000, or 22.7%, to $2.3 million for the six months ended June 30, 2026, from $1.9 million for the six months ended June 30, 2025, primarily due to the addition of staff to support retail and online banking operations. Professional fees increased $147,000, or 62.6%, to $382,000 for the six months ended June 30, 2026, from $235,000 for the six months ended June 30, 2025, primarily due to added costs attributed to capital conversion. Federal deposit insurance premiums increased $37,000, or 21.5%, to $209,000 for the six months ended June 30, 2026, from $172,000 for the six months ended June 30, 2025 primarily related to the growth in deposits. All other expenses increased $470,000, or 36.9%, to $1.7 million for the six months ended June 30, 2026, from $1.3 million for the six months ended June 30, 2025 primarily due to donation expense of $400,000 incurred as part of establishing a charitable foundation as well as increases in occupancy, Director compensation, advertising, and other operating expenses.

Income Tax Expense. Income tax expense decreased $26,000, or 26.8%, to $71,000 for the six months ended June 30, 2026, from $97,000 for the six months ended June 30, 2025, primarily due to taxes realized in 2025 due to the surrender of several BOLI investments. The effective tax rate for the six months ended June 30, 2026 was 15.7%. The effective tax rate for the six months ended June 30, 2025 was 32.30%.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. In addition, we have available credit facilities with the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York. At June 30, 2026, we had the ability to borrow $105.0 million from the Federal Home Loan Bank of New York, of which $42.3 million was outstanding. At June 30, 2026, we also had available borrowing capacity of $21.1 million with the Federal Reserve Bank of New York, with no borrowings outstanding. For additional information, see note 7 of notes to consolidated financial statements.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

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

URSB Bancorp, Inc. is a separate legal entity from United Roosevelt Savings Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. URSB Bancorp, Inc’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to URSB Bancorp, Inc. is governed by applicable bank regulations. At June 30, 2026, URSB Bancorp, Inc. (on an unconsolidated basis) had liquid assets of $10.0 million.

At June 30, 2026, United Roosevelt Savings Bank exceeded all of its regulatory capital requirements and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change this categorization. For additional information, including tabular financial information regarding United Roosevelt Savings Bank’s regulatory capital levels relative to the requirements for well-capitalized status, see note 8 of the notes to consolidated financial statements.

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

The following table sets forth, as of June 30, 2026, the estimated changes in net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by our board of directors.

At June 30, 2026
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$8,207	(24.41)%
300	8,915	(17.89)%
200	9,603	(11.55)%
100	10,254	(5.55)%
Level	10,857	—
(100)	11,455	5.51%
(200)	11,774	8.45%
(300)	11,066	1.93%
(1)	Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.

The table above indicates that at June 30, 2026, we would have experienced an 11.55% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 8.45% increase in net interest income in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

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

The following table sets forth, as of June 30, 2026, the estimated changes in EVE that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by our board of directors.

At June 30, 2026
				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$39,776	$(16,419)	(29.22)%	11.41%	(326)
300	44,272	(11,923)	(21.22)%	12.38%	(229)
200	48,370	(7,825)	(13.92)%	13.21%	(146)
100	52,490	(3,705)	(6.59)%	14.01%	(66)
Level	56,195	—	—%	14.67%	—
(100)	59,643	3,448	6.14%	15.23%	56
(200)	61,548	5,353	9.53%	15.39%	72
(300)	57,841	1,646	2.93%	14.22%	(45)
(1)	Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2026, we would have experienced a 13.92% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and an 9.53% increase in EVE in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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

Date: August 14, 2026

URSB BANCORP, INC. (REGISTRANT)

By:	/s/ Kenneth R. Totten
Name:	Kenneth R. Totten
Title:	Chairman, President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Van Steyn
Name:	David Van Steyn
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)