Form 10-Q
period 2026-09-30
URSB Bancorp, Inc.
filed 2026-11-13
CIK 2084261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026, there were 2,334,375 of the registrant’s shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

URSB BANCORP, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$1,106	$1,902
Interest-bearing deposits	9,663	6,489
Cash and cash equivalents	10,769	8,391
Securities available for sale (amortized cost of $33,544 and $26,329, respectively)	32,096	25,834
Securities held to maturity, net of allowance for credit losses of $45 and $75, respectively (fair value of $7,152 and $12,532, respectively)	7,253	12,789
Loans receivable, net of allowance for credit losses of $2,693 and $2,277, respectively	353,113	300,438
Premises and equipment, net	2,421	2,509
Federal Home Loan Bank of New York stock, at cost	1,676	2,369
Atlantic Community Bankers Bank stock, at cost	80	80
Accrued interest receivable	1,736	1,481
Bank owned life insurance (BOLI)	7,218	7,026
Other assets	7,385	7,056
Total assets	$423,747	$367,973
Liabilities and Shareholders' Equity
Liabilities:
Deposits	$342,861	$290,950
Advance payments by borrowers for taxes and insurance	1,711	1,401
Borrowings	37,072	53,572
Other liabilities	2,774	2,056
Total liabilities	384,418	347,979

Shareholders' Equity:
Common stock (par value $0.01 per share; 2,334,375 shares issued and outstanding at September 30, 2026)	23	—
Additional paid in capital	21,532	—
Retained earnings	21,117	20,464
Accumulated other comprehensive loss	(1,190)	(470)
Common stock held by the employee stock ownership plan ("ESOP") and equity compensation plan	(2,153)	—
Total shareholders' equity	39,329	19,994
Total liabilities and shareholders' equity	$423,747	$367,973

The accompanying notes are an integral part of these consolidated financial statements.

URSB BANCORP, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest and dividend income:
Loans	$5,010	$3,986	$13,870	$11,126
Securities	428	373	1,228	957
Other earning assets	111	166	479	688
Total interest and dividend income	5,549	4,525	15,577	12,771
Interest expense:
Deposits:
NOW and money market	441	258	1,244	861
Savings and club	95	6	126	56
Certificates of deposit	1,738	1,502	4,919	4,151
Borrowings	462	583	1,460	1,549
Total interest expense	2,736	2,349	7,749	6,617
Net interest income	2,813	2,176	7,828	6,154
Provisions for credit losses	224	299	443	457
Net interest income after provision for credit losses	2,589	1,877	7,385	5,697
Non-interest income:
Fees and service charges	60	44	191	140
Increase in cash surrender value of BOLI	65	43	192	119
Loss on sales of securities	—	—	—	(130)
Other	61	3	105	7
Total non-interest income	186	90	488	136
Non-interest expenses:
Salaries and employee benefits	1,289	960	3,600	2,844
Occupancy expense	113	102	314	290
Equipment	284	272	813	800
Directors' compensation	68	56	193	169
Professional fees	378	131	760	366
Advertising	67	75	217	211
Federal deposit insurance premium	64	82	273	254
Other	174	147	914	457
Total non-interest expenses	2,437	1,825	7,084	5,391
Net income before taxes	338	142	789	442
Income tax expense	65	18	136	115
Net income	$273	$124	$653	$327

Earnings per common share:
Basic	$0.13	N/A	$0.31	N/A
Diluted	$0.13	N/A	$0.31	N/A

Weighted average shares outstanding, basic and diluted	2,117,028	N/A	2,114,618	N/A

The accompanying notes are an integral part of these consolidated financial statements.

URSB BANCORP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$273	$124	653	$327
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities	(695)	254	(953)	455
Reclassification adjustment for losses realized in income	—	—	—	130
Net unrealized (losses) gains	(695)	254	(953)	585
Tax effects	171	(66)	233	(156)
Net-of-tax amount	(524)	188	(720)	429
Total other comprehensive (loss) income	(524)	188	(720)	429
Comprehensive (loss) income	$(251)	$312	$(67)	$756

The accompanying notes are an integral part of these consolidated financial statements.

URSB BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share data)

(Unaudited)

					Accumulated
	Shares of				Other
	Common	Common	Additional	Retained	Comprehensive	Unearned
	Stock	Stock	Paid in Capital	Earnings	Loss	Shares	Total
Balance, December 31, 2025	$—	$—	$—	$20,464	$(470)	$—	$19,994
Net income	—	—	—	155	—	—	155
Issuance of Shares in Initial Public Offering, net of expenses ($1,740)	2,314,375	23	21,381	—	—	—	21,404
Issuance and Contribution of shares to the URSB Charitable Foundation	20,000	—	200	—	—	—	200
Purchased shares for ESOP (186,750 shares)	—	—	—	—	—	(1,867)	(1,867)
Other comprehensive loss	—	—	—	—	(108)	—	(108)
Balance, March 31, 2026	$2,334,375	$23	$21,581	$20,619	$(578)	$(1,867)	$39,778
Net income	—	—	—	225	—	—	225
Adjustment to initial public offering costs	—	—	(62)	—	—	—	(62)
Purchased shares for equity compensation plan (34,770 shares)	—	—	—	—	—	(348)	(348)
ESOP shares committed to be released	—	—	5	—	—	31	36
Other comprehensive loss	—	—	—	—	(88)	—	(88)
Balance, June 30, 2026	$2,334,375	$23	$21,524	$20,844	$(666)	$(2,184)	$39,541
Net income	—	—	—	273	—	—	273
ESOP shares committed to be released	—	—	8	—	—	31	39
Other comprehensive loss	—	—	—	—	(524)	—	(524)
Balance, September 30, 2026	$2,334,375	$23	$21,532	$21,117	$(1,190)	$(2,153)	$39,329

					Accumulated
	Shares of				Other
	Common	Common	Additional	Retained	Comprehensive	Unearned
	Stock	Stock	Paid in Capital	Earnings	Income (Loss)	Shares	Total
Balance, December 31, 2024	$—	$—	$—	$19,961	$(1,618)	$—	$18,343
Net income	—	—	—	132	—	—	132
Other comprehensive income	—	—	—	—	201	—	201
Balance, March 31, 2025	$—	$—	$—	$20,093	$(1,417)	$—	$18,676
Net income	—	—	—	71	—	—	71
Other comprehensive income	—	—	—	—	41	—	41
Balance, June 30, 2025	$—	$—	$—	$20,164	$(1,376)	$—	$18,788
Net income	—	—	—	124	—	—	124
Other comprehensive income	—	—	—	—	187	—	187
Balance, September 30, 2025	$—	$—	$—	$20,288	$(1,189)	$—	$19,099

The accompanying notes are an integral part of these consolidated financial statements.

URSB BANCORP, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$653	$327
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions for credit losses	443	457
Depreciation of premises and equipment	191	202
Amortization of deferred loan fees, net	646	195
Accretion of premiums and discounts, net	(71)	(13)
Loss on sale of available for sale securities	—	130
Contribution of stock to charitable foundation	200	—
Deferred income tax expense (benefit)	(552)	(227)
Increase in cash surrender value of bank owned life insurance	(192)	(119)
Expense of earned ESOP shares	75	—
Net change in:
Accrued interest receivable	(255)	(152)
Other assets	455	(290)
Other liabilities	706	593
Net cash provided by operating activities	2,299	1,103
Cash flows from investing activities:
Available for sale:
Proceeds from sales	—	1,870
Purchases	(13,195)	(11,784)
Proceeds from maturities, calls and principal repayments	6,049	2,639
Held to maturity:
Purchases	(500)	—
Proceeds from maturities, calls and principal repayments	6,069	6,047
Proceeds from maturity of certificate of deposit investments	—	3,300
Purchases of BOLI investments	—	(2,000)
Surrender of BOLI investments	—	887
Purchases of annuity investments	—	(2,473)
Loan principal (originations) collections, net	(53,782)	(35,269)
Purchases of premises and equipment	(103)	(13)
Purchase of Federal Home Loan Bank of New York stock	(233)	(3,208)
Redemption of Federal Home Loan Bank of New York stock	926	2,600
Net cash used in investing activities	(54,769)	(37,404)
Cash flows from financing activities:
Net increase in deposits	51,911	26,631
Net proceeds from stock offering and issuance of common stock	21,342	—
Purchase of common shares by ESOP and equity compensation plan	(2,215)	—
Net change in FRB short term advances	—	(5,000)
Net change in FHLB short term advances	—	(2,000)
Proceeds from FHLB long term advances	—	31,112
Repayment of FHLB long term advances	(16,500)	(16,325)
Net proceeds from issuance of senior notes	—	650
Net proceeds from borrowers for taxes and insurance	310	349
Net cash provided by financing activities	54,848	35,417
Net change in cash and cash equivalents	2,378	(884)
Cash and cash equivalents, beginning of period	8,391	10,727
Cash and cash equivalents, end of period	$10,769	$9,843
Supplementary cash flows information
Interest paid	$7,692	$6,452
Income taxes paid, net	$269	$250

The accompanying notes are an integral part of these consolidated financial statements.

URSB BANCORP, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1. Organization

URSB Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on August 19, 2025 to serve as the bank holding company for United Roosevelt Savings Bank (the “Bank”) and its subsidiary as part of the mutual-to-stock conversion of United Roosevelt, MHC, the Bank's former mutual holding company. The conversion was effective March 26, 2026. Accordingly, the unaudited consolidated financial statements, and related notes, and other financial information included in this report for dates and periods ended before March 26, 2026 relate to United Roosevelt, MHC. The Bank is a state-chartered stock savings bank and is a wholly-owned subsidiary of the Company. United Roosevelt Securities Corp. (the “Investment Corp.”) is a wholly-owned subsidiary of the Bank. Currently, the only business activity of the Company is to hold all of the outstanding stock of the Bank. The Investment Corp. is a New Jersey investment company formed primarily to hold investments and mortgage-backed securities.

2. Summary of Significant Accounting Policies

Basis of the Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the URSB Bancorp, Inc., the Bank and the Investment Corp. (collectively the “Company”), and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments included in such interim consolidated financial statements. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be achieved for the remainder of 2026 or any other period.

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

Employee Stock Ownership Plan (“ESOP”)

ESOP shares are shown as a reduction of equity and are presented in the consolidated statements of changes in shareholders’ equity as unallocated common stock held by ESOP. Compensation expense for the Company’s ESOP is recorded at an amount equal to the shares committed to be allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the period based upon the Company’s estimate of the number of shares committed to be allocated by the ESOP. When the shares are released, unallocated common stock held by ESOP is reduced by the cost of the ESOP shares released and the difference between the average fair market value and the cost of the shares committed to be allocated by the ESOP is recorded as an adjustment to additional paid in capital.

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

During the nine months ended September 30, 2026, the Company completed an issuance of common stock in connection with its initial public offering, which occurred on March 26, 2026.

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

The Company measures the allowance for credit losses using the Scaled CECL Allowance for Loss Estimator (“SCALE”) method which is a spreadsheet-based method developed by the Federal Reserve to assist community banks in calculating a CECL compliant allowance for credit losses using proxy expected lifetime loss rates. The SCALE tool is a template designed for smaller community banks with total assets of less than $1 billion. It uses publicly available data from Schedule RI-C of the Call Report to derive the initial proxy lifetime loss rates.

As of December 31, 2025, the Company changed its CECL estimation methodology from Weighted Average Remaining Maturity (“WARM”) to a SCALE framework to better align with its size and complexity, which represents a change in accounting estimate and did not have a material impact on the allowance for credit losses. There were no material changes to the CECL methodology during the nine months ended September 30, 2026.

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

Subsequent Events

In 2026, the Bank initiated plans to deconvert its existing core banking system. The deconversion activities are being undertaken in connection with the Bank’s transition from its existing core banking system to a new core banking system. The transition is intended to support the Bank’s future operational and technology needs. Based on information currently available, management estimates that the Bank will incur total deconversion-related costs of approximately $800,000 to

$950,000. These costs are expected to be recognized as expense over the next three quarters. Actual costs may differ from management’s estimate.

3. Securities Available-for-Sale

The carrying value and estimated fair value of securities available for sale are presented below by contractual final maturity. Actual maturities may differ from below as the loans underlying some securities are subject to prepayment and regular monthly principal repayment.

	September 30, 2026
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

	(In thousands)
Mortgage-Backed Securities:
Due after ten years	$8,566	$—	$(807)	$7,759
	8,566	—	(807)	7,759
Collateralized Mortgage Obligations (CMO):
Due after ten years	17,555	—	(494)	17,061
	17,555	—	(494)	17,061
Corporate Bonds:
Due after five through ten years	1,000	13	(6)	1,007
	1,000	13	(6)	1,007
Agency Securities:
Due after one through five years	2,000	—	(132)	1,868
	2,000	—	(132)	1,868
Small Business Administration:
Due after ten years	4,423	—	(22)	4,401
	4,423	—	(22)	4,401

	$33,544	$13	$(1,461)	$32,096

The age of unrealized losses and fair value of related securities available-for-sale were as follows:

	September 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Mortgage-Backed Securities	$4,424	$(145)	$2,343	$(662)	$6,767	$(807)
CMO	15,991	(494)	—	—	15,991	(494)
Corporates	494	(6)	—	—	494	(6)
Agency Securities	—	—	1,868	(132)	1,868	(132)
Small Business Administration	—	—	4,401	(22)	4,401	(22)
	$20,909	$(645)	$8,612	$(816)	$29,521	$(1,461)

	December 31, 2025
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

	(In thousands)
Mortgage-Backed Securities:
Due after one through five years	$1	$—	$—	$1
Due after ten years	4,250	33	(555)	3,728
	4,251	33	(555)	3,729
CMO:
Due within one year	578	—	(2)	576
Due after ten years	13,387	164	—	13,551
	13,965	164	(2)	14,127
Corporate Bonds:
Due after five through ten years	1,000	15	—	1,015
	1,000	15	—	1,015
Agency Securities
Due after one through five years	2,000	—	(114)	1,886
	2,000	—	(114)	1,886
Small Business Administration:
Due after ten years	5,113	—	(36)	5,077
	5,113	—	(36)	5,077

	$26,329	$212	$(707)	$25,834

The age of unrealized losses and fair value of related securities available-for-sale were as follows:

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Mortgage-Backed Securities	$—	$—	$2,652	$(555)	$2,652	$(555)
CMO	—	—	576	(2)	576	(2)
Agency Securities	—	—	1,886	(114)	1,886	(114)
Small Business Administration	—	—	5,077	(36)	5,077	(36)
	$—	$—	$10,191	$(707)	$10,191	$(707)

There were no sales of securities during the three or nine months ended September 30, 2026. Accordingly, there were no gains or losses.

There were no sales of securities during the three months ended September 30, 2025. For the nine months ended September 30, 2025, proceeds from the sale of available for sale securities totaled to $1,870,000, resulting in gross realized losses that amounted to $130,000. There were no gains realized on any sales during these periods.

At September 30, 2026, forty-four AFS debt securities had unrealized losses with aggregate depreciation of 4.7% from the Company’s amortized cost basis.

Management does not believe that any individual unrealized loss at September 30, 2026, nor at December 31, 2025 represent a credit-related unrealized loss. Management believes that all unrealized losses are due to changes in interest rates.

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

Allowance for Credit Losses – Available for Sale Securities

Available for sale securities which are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. There were no allowance for credit losses established on available for sale debt securities during the three and nine months ended September 30, 2026, nor for the year ended December 31, 2025.

4. Securities HELD TO MATURITY

The carrying value and estimated fair value of securities held to maturity are presented below by contractual final maturity. Actual maturities may differ from below as the loans underlying some securities are subject to prepayment and regular monthly principal repayment.

	September 30, 2026
	Amortized	Allowance for	Carrying	Unrealized		Fair
	Cost	Credit Losses	Amount	Gains	Losses	Value

	(In thousands)
Mortgage-Backed Securities:
Due after ten years	$798	$—	$798	$—	$(9)	$789
	798	—	798	—	(9)	789
Corporate Bonds:
Due within one year	1,000	(5)	995	—	(16)	979
Due after one through five years	2,500	(20)	2,480	—	(62)	2,418
Due after five through ten years	2,000	(20)	1,980	55	—	2,035
	5,500	(45)	5,455	55	(78)	5,432
Agency Securities:
Due after one through five years	1,000	—	1,000	—	(69)	931
	1,000	—	1,000	—	(69)	931
	$7,298	$(45)	$7,253	$55	$(156)	$7,152

	December 31, 2025
	Amortized	Allowance for	Carrying	Unrealized		Fair
	Cost	Credit Losses	Amount	Gains	Losses	Value

	(In thousands)
Mortgage-Backed Securities:
Due after ten years	$864	$—	$864	$25	$—	$889
	864	—	864	25	—	889
Corporate Bonds:
Due after one through five years	2,500	(30)	2,470	—	(77)	2,393
Due after five through ten years	4,500	(45)	4,455	28	(139)	4,344
	7,000	(75)	6,925	28	(216)	6,737
Agency Securities:
Due within one year	4,000	—	4,000	—	(41)	3,959
Due after one through five years	1,000	—	1,000	—	(53)	947
	5,000	—	5,000	—	(94)	4,906
	$12,864	$(75)	$12,789	$53	$(310)	$12,532

At September 30, 2026, U.S. Government obligations with a carrying value of $23,644,000 were pledged to secure public deposits.

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

The following table summarizes the activity in the allowance for credit losses for debt securities held to maturity by security type for the periods ended September 30, 2026 and December 31, 2025:

	Three months ended September 30, 2026
	Balance at			Provision	Balance at
	June 30, 2026	Charge-Offs	Recoveries	(Credit)	September 30, 2026

	(In thousands)
Corporate bonds	$61	$—	$—	$(16)	$45

	Three months ended September 30, 2025
	Balance at			Provision	Balance at
	June 30, 2025	Charge-Offs	Recoveries	(Credit)	September 30, 2025

	(In thousands)
Corporate bonds	$86	$—	$—	$(1)	$85

5. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

	September 30,	December 31,
	2026	2025

	(In thousands)
Residential real estate	$170,984	$143,600
Commercial real estate	95,399	88,100
Commercial and industrial	8,386	7,940
BHG loans	27,084	34,778
Consumer loans	51,687	26,544
Total loans	353,540	300,962
Allowance for credit losses on loans	(2,693)	(2,277)
Premiums on loans purchased	866	566
Deferred loan fees, net	1,400	1,187
Net loans	$353,113	$300,438

The following tables summarize the activity in the allowance for credit losses by loan class and information in regard to the allowance for credit losses and the recorded investment in loans receivable by loan class as of September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Allowance for Credit Losses on Loans
	Beginning	Charge-		Provisions	Ending
	Balance	offs	Recoveries	(Credits)	Balance

	(In thousands)
Residential	$982	$—	$—	$(47)	$935
Commercial real estate	716	—	—	59	775
Commercial and industrial	13	—	—	(8)	5
BHG Commercial loans	51	—	—	(34)	17
Consumer	695	—	2	264	961
	$2,457	$—	$2	$234	$2,693

	Three Months Ended September 30, 2025
	Allowance for Credit Losses on Loans
	Beginning	Charge-		Provisions	Ending
	Balance	offs	Recoveries	(Credits)	Balance

	(In thousands)
Residential	$653	$—	$—	$66	$719
Commercial real estate	628	—	—	(7)	621
Commercial and industrial	62	—	—	5	67
BHG Commercial loans	19	—	—	(3)	16
Consumer	286	—	—	243	529
	$1,648	$—	$—	$304	$1,952

	Nine months ended September 30, 2026
	Allowance for Credit Losses on Loans
	Beginning	Charge-		Provisions	Ending
	Balance	offs	Recoveries	(Credits)	Balance

	(In thousands)
Residential	$778	$—	$—	$157	$935
Commercial real estate	658	—	—	117	775
Commercial and industrial	68	—	—	(63)	5
BHG loans	32	—	—	(15)	17
Consumer	741	(50)	4	266	961
	$2,277	$(50)	$4	$462	$2,693

	Nine months ended September 30, 2025
	Allowance for Credit Losses on Loans
	Beginning	Charge-		Provisions	Ending
	Balance	offs	Recoveries	(Credits)	Balance

	(In thousands)
Residential	$142	$—	$—	$577	$719
Commercial real estate	1,034	—	—	(413)	621
Commercial and industrial	90	—	90	(113)	67
BHG loans	97	—	—	(81)	16
Consumer	—	—	—	529	529
	$1,363	$—	$90	$499	$1,952

The Company experienced significant loan growth in 2026 along with an increase in consumer loans resulting in a large increase to the allowance for credit loss.

The following tables summarize the activity in the allowance for credit losses by all credit categories as of and for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Balance at	Charge-		Provisions	Aggregate
	June 30, 2026	offs	Recoveries	(Credits)	ACL

	(In thousands)
Loans receivable	$2,457	$—	$2	$234	$2,693
Unfunded loan commitments	21	—	—	6	27
Debt securities (HTM)	61	—	—	(16)	45
Total	$2,539	$—	$2	$224	$2,765

	Three Months Ended September 30, 2025
	Balance at	Charge-		Provisions	Aggregate
	June 30, 2025	offs	Recoveries	(Credits)	ACL

	(In thousands)
Loans receivable	$1,648	$—	$—	$304	$1,952
Unfunded loan commitments	20	—	—	(4)	16
Debt securities (HTM)	86	—	—	(1)	85
Total	$1,754	$—	$—	$299	$2,053

	Nine Months Ended September 30, 2026
	Balance at	Charge-		Provisions	Aggregate
	December 31, 2025	offs	Recoveries	(Credits)	ACL

	(In thousands)
Loans receivable	$2,277	$(50)	$4	$462	$2,693
Unfunded loan commitments	16	—	—	11	27
Debt securities (HTM)	75	—	—	(30)	45
Total	$2,368	$(50)	$4	$443	$2,765

	Nine Months Ended September 30, 2025
	Balance at	Charge-		Provisions	Aggregate
	December 31, 2024	offs	Recoveries	(Credits)	ACL

	(In thousands)
Loans receivable	$1,363	$—	$90	$499	$1,952
Unfunded loan commitments	57	—	—	(41)	16
Debt securities (HTM)	86	—	—	(1)	85
Total	$1,506	$—	$90	$457	$2,053

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2026 and December 31, 2025. Residential real estate and consumer loans are classified as performing or nonperforming based on accrual status and retail credit guidance. Gross write-offs for the nine months ended September 30, 2026 and for the year ended December 31, 2025 are also presented in the tables below:

	As of and the Nine Months Ended September 30, 2026
	Loans By Risk Rating by Origination Year
	2026	2025	2024	2023	2022	2021	Prior	Total

Rating:	(In thousands)
Residential real estate:
Performing	$37,768	$41,551	$25,908	$24,851	$8,025	$9,674	$23,169	$170,946
Nonperforming	—	—	—	38	—	—	—	38
Total	$37,768	$41,551	$25,908	$24,889	$8,025	$9,674	$23,169	$170,984
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$15,833	$6,113	$12,496	$9,814	$21,417	$14,298	$12,413	$92,384
Special mention	—	—	931	—	1,057	976	—	2,964
Substandard	—	—	—	51	—	—	—	51
Total	$15,833	$6,113	$13,427	$9,865	$22,474	$15,274	$12,413	$95,399
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I - Other:
Pass	$2,007	$3,399	$1,603	$1,073	$290	$14	$—	$8,386
Total	$2,007	$3,399	$1,603	$1,073	$290	$14	$—	$8,386
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I - Bankers Health Group:
Pass	$631	$6,881	$7,026	$4,517	$4,061	$465	$1,669	$25,250
Substandard	—	68	418	791	331	33	193	1,834
Total	$631	$6,949	$7,444	$5,308	$4,392	$498	$1,862	$27,084
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Performing	$32,979	$18,404	$60	$—	$—	$—	$34	$51,477
Nonperforming	—	210	—	—	—	—	—	210
Total	$32,979	$18,614	$60	$—	$—	$—	$34	$51,687
Current period gross write-offs	$—	$50	$—	$—	$—	$—	$—	$50

Grand Total	$89,218	$76,626	$48,442	$41,135	$35,181	$25,460	$37,478	$353,540
Current period gross write-offs	$—	$50	$—	$—	$—	$—	$—	$50

	As of and the Year Ended December 31, 2025
	Loans By Risk Rating by Origination Year
	2024	2023	2022	2021	2020	2019	Prior	Total

Rating:	(In thousands)
Residential real estate:
Performing	$42,621	$29,684	$27,356	$8,878	$10,777	$4,543	$19,699	$143,558
Nonperforming	—	—	42	—	—	—	—	42
Total	$42,621	$29,684	$27,398	$8,878	$10,777	$4,543	$19,699	$143,600
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Pass	$6,251	$12,710	$11,054	$23,473	$18,277	$6,810	$8,505	$87,080
Special Mention	—	941	—	—	—	—	—	941
Substandard	—	—	70	—	9	—	—	79
Total	$6,251	$13,651	$11,124	$23,473	$18,286	$6,810	$8,505	$88,100
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I - Other:
Pass	$3,811	$2,084	$1,582	$362	$101	$—	$—	$7,940
Total	$3,811	$2,084	$1,582	$362	$101	$—	$—	$7,940
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

C&I - Bankers Health Group:
Pass	$7,718	$9,049	$6,739	$6,643	$732	$773	$285	$31,939
Substandard	—	106	901	1,386	29	340	77	2,839
Total	$7,718	$9,155	$7,640	$8,029	$761	$1,113	$362	$34,778
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Performing	$26,442	$60	$—	$—	$—	$—	$42	$26,544
Nonperforming	—	—	—	—	—	—	—	—
Total	$26,442	$60	$—	$—	$—	$—	$42	$26,544
Current period gross write-offs	$29	$—	$—	$—	$—	$—	$—	$29

Grand Total	$86,843	$54,634	$47,744	$40,742	$29,925	$12,466	$28,608	$300,962
Current period gross write-offs	$29	$—	$—	$—	$—	$—	$—	$29

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2026 and as of December 31, 2025:

	September 30, 2026
	30-59	60-89	90 Days				Total
	Days	Days	or Greater	Total	Non-		Loans
	Past Due	Past Due	(and still accruing)	Past Due	Accrual	Current	Receivables

	(In thousands)
Residential	$—	$—	$—	$—	$38	$170,946	$170,984
Commercial real estate	665	—	—	665	51	94,683	95,399
Commercial and industrial	—	—	—	—	—	8,386	8,386
BHG loans	—	—	—	—	—	27,084	27,084
Consumer	—	—	—	—	—	51,687	51,687
	$665	$—	$—	$665	$89	$352,786	$353,540

	December 31, 2025
	30-59	60-89	90 Days				Total
	Days	Days	or Greater	Total	Non-		Loans
	Past Due	Past Due	(and still accruing)	Past Due	Accrual	Current	Receivables

	(In thousands)
Residential	$—	$—	$—	$—	$42	$143,558	$143,600
Commercial real estate	—	—	—	—	79	88,021	88,100
Commercial and industrial	449	—	—	449	—	7,491	7,940
BHG loans	—	—	—	—	—	34,778	34,778
Consumer	—	—	—	—	—	26,544	26,544
	$449	$—	$—	$449	$121	$300,392	$300,962

At September 30, 2026, there were two loans on non-accrual status totaling $89,000; both loans were current for payment however continued payment performance is required in order to return the loans to accrual status.

At December 31, 2025, there were three loans in non-accrual status totaling $121,000; one residential mortgage loan totaling $42,000 was current for payment however continued payment performance is required in order to return the loan to accruing status.

The following table presents information regarding non-accrual loans:

	September 30, 2026
		Non-accrual Loans
	Non-accrual Loans	without Allowance	Total Loans
	with Allowance for	for	on
	Credit Loss	Credit Loss	Non-accrual

	(In thousands)
Residential	$—	$38	$38
Commercial real estate	—	51	51
	$—	$89	$89

	December 31, 2025
		Non-accrual Loans
	Non-accrual Loans	without Allowance	Total Loans
	with Allowance for	for	on
	Credit Loss	Credit Loss	Non-accrual

	(In thousands)
Residential	$—	$42	$42
Commercial and industrial	—	79	79
	$—	$121	$121

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

When principal forgiveness is provided, the amount forgiven is charged-off against the allowance for credit losses on loans. The following table shows the amortized cost basis for the three and nine month periods ended September 30, 2026 and 2025, respectively, of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

Three Months Ended September 30, 2026
% of Total
Class of
	Payment	Financing
	Deferred	Receivable

(Dollars in thousands)
None	$—	0.00%
Total	$—

Three Months Ended September 30, 2025
% of Total
Class of
	Payment	Financing
	Deferred	Receivable

(Dollars in thousands)
Residential real estate	$—	0.00%
Total	$—

	Nine Months Ended September 30, 2026
		% of Total
		Class of
	Payment	Financing
	Deferred	Receivable

	(Dollars in thousands)
Commercial real estate	$1,359	1.42%
Total	$1,359

	Nine Months Ended September 30, 2025
		% of Total
		Class of
	Payment	Financing
	Deferred	Receivable

	(Dollars in thousands)
Residential real estate	$44	0.03%
Total	$44

There were no charge-offs or payment defaults for any modified loans to borrowers in financial difficulty during the twelve months that preceded September 30, 2026 or 2025; the referenced loans remained current as of these respective dates.

6. DEPOSITS

	September 30,	December 31,
	2026	2025

	(In thousands)
Interest checking	$69,731	$66,119
Non-Interest checking	12,859	9,938
Money market	40,189	15,988
Savings and club	34,459	24,080
Total non-certificate accounts	157,238	116,125
Certificates of deposit (1)	185,623	174,825
Total deposits	$342,861	$290,950

(1)Included in certificates of deposit are brokered deposits that amounted to $70,121,000, and $68,702,000, at September 30, 2026, and December 31, 2025, respectively.

Certificates of deposit with balances of more than $250,000 totaled approximately $107,688,000, and $100,844,000, at September 30, 2026, and December 31, 2025, respectively.

The scheduled maturities of certificates of deposit were as follows:

	September 30,
	2026
		Weighted
		Average
Maturity	Amount	Rate

	(Dollars in thousands)
2026	$23,786	3.37%
2027	92,263	3.75%
2028	22,618	4.06%
2029	15,113	4.22%
2030	15,335	4.06%
2031	12,508	3.89%
2035	4,000	4.10%
	$185,623	3.82%

7. BORROWINGS

	September 30,		December 31,
	2026		2025
		Weighted Average		Weighted Average
	Amount	Rate	Amount	Rate

Federal Home Loan Bank Advances	(In thousands)
Fixed Rate Advances:
Overnight borrowing	$—	0.00%	$—	0.00%
2026	—	0.00%	9,000	4.06%
2027	7,686	4.08%	7,686	4.08%
2028	8,111	3.89%	8,111	3.89%
2029	3,000	4.10%	5,000	4.01%
2030	8,500	3.81%	10,000	3.75%
2034	1,000	3.42%	1,000	3.42%
2035	2,000	3.52%	6,000	3.42%
Total FHLB Advances (1)	$30,297	3.90%	$46,797	3.87%
Senior Notes (URSB Bancorp Inc)
2026	$4,000	6.19%	$4,000	6.19%
2027	1,175	6.50%	1,175	6.50%
2028	1,600	6.13%	1,600	6.13%
Total Senior Notes	$6,775	6.23%	$6,775	6.23%
Total Borrowings	$37,072	4.32%	$53,572	4.17%
(1)	Includes various advances callable by the FHLB totaling $15,500,000 as of September 30, 2026 and $19,000,000 as of December 31, 2025.

The Bank obtains advances from the FHLB which are secured by securities or mortgage loans under a collateral pledge agreement. The Bank also has the ability to borrow from the FRB Discount Window which is also collateralized by securities and loans. The available borrowing capacity with the FHLB at September 30, 2026 and December 31, 2025 was $83,326,000, and $44,356,000, respectively. The available borrowing capacity with the FRB at September 30, 2026 and December 31, 2025 was $19,318,000, and $23,273,000, respectively.

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

The Company had municipal letters of credit with the FHLB in the amounts of $3,000,000 and $5,900,000 as of September 30, 2026 and December 31, 2025, respectively. These letters of credit serve as collateral for certain municipal deposits. As of September 30, 2026, and as of December 31, 2025, there were no outstanding balances on these letters of credit.

8. Regulatory Capital

The following table presents a reconciliation of capital per U.S. GAAP and regulatory capital and information as to the Bank’s capital levels at the dates presented:

	September 30,	December 31,
	2026	2025

	(In thousands)
Bank GAAP surplus and retained earnings	$33,866	$26,072
Unrealized loss (gain) on securities available for sale	1,069	349
Benefit plan adjustments	121	121
Core and tangible capital	35,056	26,542
Allowance for credit losses	2,765	2,367
Total regulatory capital	$37,821	$28,909

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

	September 30, 2026
					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Bank Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollar amounts in thousands)
Total capital (to risk-weighted assets)	$37,821	13.04%	$23,197	8.00%	$28,996	10.00%
Tier 1 capital (to risk-weighted assets)	35,056	12.09%	17,398	6.00%	23,197	8.00%
Common equity Tier 1 (to risk-weighted assets)	35,056	12.09%	13,048	4.50%	18,847	6.50%
Tier 1 capital (Leverage) (to average total assets)	35,056	8.61%	16,284	4.00%	20,355	5.00%

	December 31, 2025
					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Bank Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollar amounts in thousands)
Total capital (to risk-weighted assets)	$28,909	11.58%	$19,965	8.00%	$24,956	10.00%
Tier 1 capital (to risk-weighted assets)	26,542	10.64%	14,974	6.00%	19,965	8.00%
Common equity Tier 1 (to risk-weighted assets)	26,542	10.64%	11,230	4.50%	16,222	6.50%
Tier 1 capital (Leverage) (to average total assets)	26,542	7.38%	14,379	4.00%	17,974	5.00%

As of the most recent notification from the Federal Deposit Insurance Corporation, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank’s category.

9. Fair Value Measurements

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

There were no liabilities measured at fair value on a recurring basis as of the periods presented. For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2026 and at December 31, 2025 are as follows:

	Assets at Fair Value
	as of September 30, 2026
	Assets at Fair Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
Securities available for sale:
Mortgage-Backed Securities	$—	$7,759	$—	$7,759
CMO	—	17,061	—	17,061
Corporate Bonds	—	1,007	—	1,007
Agency Securities	—	1,868	—	1,868
Small Business Administration	—	4,401	—	4,401
	$—	$32,096	$—	$32,096

	Assets at Fair Value
	as of December 31, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Securities available for sale:
Mortgage-Backed Securities	$—	$3,729	$—	$3,729
CMO	—	14,127	—	14,127
Corporate Bonds	—	1,015	—	1,015
Agency Securities	—	1,886	—	1,886
Small Business Administration	—	5,077	—	5,077
	$—	$25,834	$—	$25,834

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

		Fair Value
	Carrying
	Amount	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2026
Financial assets:
Cash and cash equivalents (including CD investments)	$10,769	$10,769	$—	$—
Securities available for sale	32,096	—	32,096	—
Securities held to maturity	7,253	—	6,152	1,000
Restricted stock in banks	1,756	—	—	1,756
Loans, net	353,113	—	—	349,361
Accrued interest receivable	1,736	—	1,736	—
Financial liabilities:
Deposits	342,861	—	—	320,778
Mortgagors' escrow accounts	1,711	—	1,711	—
Federal Home Loan Bank advances	30,297	—	29,835	—
Senior notes payable	6,775	—	—	6,764
Accrued interest payable	409	—	409	—

December 31, 2025
Financial assets:
Cash and cash equivalents (including CD investments)	$8,391	$8,391	$—	$—
Securities available for sale	25,834	—	25,834	—
Securities held to maturity	12,789	—	10,032	2,500
Restricted stock in banks	2,449	—	—	2,449
Loans, net	300,438	—	—	302,035
Accrued interest receivable	1,481	—	1,481	—
Financial liabilities:
Deposits	290,950	—	—	281,244
Mortgagors' escrow accounts	1,401	—	1,401	—
Federal Home Loan Bank and FRB advances	46,797	—	47,049	—
Senior notes payable	6,775	—	—	6,689
Accrued interest payable	352	—	352	—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at September 30, 2026 and December 31, 2025, and for the three and nine months ended September 30, 2026 and 2025, is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total Assets. Total assets increased $55.7 million, or 15.1%, to $423.7 million at September 30, 2026 from $368.0 million at December 31, 2025. This increase was primarily the result of an increase in net loans.

Cash and Cash Equivalents. Cash and cash equivalents increased $2.4 million, or 28.6%, to $10.8 million at September 30, 2026 from $8.4 million at December 31, 2025.

Securities Available for Sale. Securities available-for-sale increased by $6.3 million, or 24.4%, to $32.1 million at September 30, 2026 from $25.8 million at December 31, 2025. This increase was due to efforts to continue to maintain a diversified balance sheet, replace maturing investments within the securities held-to-maturity portfolio with investments in the securities available-for-sale portfolio, and enhance our liquidity position by purchasing securities available-for-sale and that may be pledged as collateral for potential future borrowing needs.

Securities Held-to-Maturity. Securities held-to-maturity decreased by $5.5 million, or 43.0%, to $7.3 million at September 30, 2026 from $12.8 million at December 31, 2025, primarily due to maturities. The funds from maturities were used to fund loans and purchase securities available-for-sale.

Loans Receivable, Net. Loans receivable, net, increased by $52.7 million, or 17.5%, to $353.1 million at September 30, 2026 from $300.4 million at December 31, 2025. One- to four-family residential mortgage loans increased by $27.4 million, or 19.1%, to $171.0 million at September 30, 2026 from $143.6 million at December 31, 2025. Commercial real estate loans (inclusive of multifamily and construction loans) increased by $7.3 million, or 8.3%, to $95.4 million at September 30, 2026 from $88.1 million at December 31, 2025. Commercial and industrial loans purchased from Bankers Healthcare Group, LLC (“Bankers Healthcare Group”) decreased by $7.7 million, or 22.1%, to $27.1 million at September 30, 2026 from $34.8 million at December 31, 2025. Other commercial and industrial loans increased by $0.5 million, or 6.3%, to $8.4 million at September 30, 2026 from $7.9 million at December 31, 2025. Consumer loans increased by $25.2 million, or 95.1%, to $51.7 million at September 30, 2026 from $26.5 million at December 31, 2025.

Bank Owned Life Insurance. Bank owned life insurance increased by $192,000, or 2.7%, to $7.2 million at September 30, 2026 from $7.0 million at December 31, 2025, due to an increase in the cash surrender value of the existing policies. We invest in bank owned life insurance to help offset the costs of our employee benefit plan obligations. Bank owned life insurance also generally provides non-interest income that is non-taxable.

Deposits. Deposits increased by $51.9 million, or 17.8%, to $342.9 million at September 30, 2026 from $291.0 million at December 31, 2025. Interest-bearing checking accounts increased by $3.6 million, or 5.4%, to $69.7 million at September 30, 2026 from $66.1 million at December 31, 2025. Non-interest-bearing checking accounts increased by $3.0 million, or 30.3%, to $12.9 million at September 30, 2026 from $9.9 million at December 31, 2025. Money market accounts increased by $24.2 million, or 151.3%, to $40.2 million at September 30, 2026 from $16.0 million at December 31, 2025. Savings and club accounts increased by $10.4 million, or 43.2%, to $34.5 million at September 30, 2026 from $24.1 million at December 31, 2025. Brokered Certificates of deposit increased by $1.4 million, or 2.0% to $70.1 million at September 30, 2026 from $68.7 million at December 31, 2025. Non-Brokered Certificates of deposit increased by $9.4 million, or 8.9% to $115.6 million at September 30, 2026 from $106.2 million at December 31, 2025.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased by $16.5 million, or 35.3%, to $30.3 million at September 30, 2026 from $46.8 million at December 31, 2025. This decrease was due to the maturity of existing advances and no need to replace the funds due to capital raised in the conversion stock offering as well as from deposit growth.

Total Shareholders’ Equity. Total shareholders’ equity increased by $19.3 million, or 96.5%, to $39.3 million at September 30, 2026 from $20.0 million at December 31, 2025, primarily due to the capital raised in the conversion stock offering as well as net income of $653,000 for the nine months ended September 30, 2026, offset by an increase in other comprehensive loss of $721,000.

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

	Three Months Ended September 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$7,864	$76	3.83%	$8,515	$95	4.43%
Investment in certificates of deposit	—	—	0.00	2,065	27	5.19
Securities available for sale	31,122	344	4.39	24,576	259	4.18
Securities held to maturity	8,792	84	3.79	14,517	114	3.12
Loans receivable, net	341,267	5,010	5.82	276,422	3,985	5.72
Other interest-earning assets	2,109	35	6.58	2,698	45	6.62
Total interest-earning assets	391,154	5,549	5.63	328,793	4,525	5.46
Noninterest-earning assets	15,600			11,638
Total assets	$406,754			$340,431

Interest-bearing liabilities:
Interest-bearing checking accounts	$64,280	248	1.53%	$56,121	181	1.28%
Money market accounts	33,262	193	2.30	15,326	77	1.99
Savings and club accounts	28,625	95	1.32	20,237	6	0.12
Brokered certificates of deposit	66,271	651	3.90	52,300	487	3.69
Non-brokered certificates of deposit	114,304	1,087	3.77	109,860	1,015	3.67
Total interest-bearing deposits	306,742	2,274	2.94	253,844	1,766	2.76
Senior notes	6,775	106	6.21	6,775	105	6.15
Federal Home Loan Bank advances	38,134	337	3.51	52,336	478	3.62
Federal Reserve Bank advances	1,984	19	3.80	—	—	—
Other interest-bearing liabilities	46,893	462	3.91	59,111	583	3.91
Total interest-bearing liabilities	353,635	2,736	3.07	312,955	2,349	2.98
Noninterest-bearing demand deposits	11,417			7,183
Other noninterest-bearing liabilities	2,168			1,418
Total liabilities	367,220			321,556
Total equity	39,534			18,875
Total liabilities and equity	406,754			340,431
Net interest income		$2,813			$2,176
Net interest rate spread (1)			2.56%			2.48%
Net interest-earning assets (2)	$37,519			$15,838
Net interest margin (3)			2.85%			2.63%
Average interest-earning assets to interest-bearing liabilities			110.61%			105.06%

(1)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$13,066	$357	3.65%	$12,962	$426	4.39%
Investment in certificates of deposit	—	—	—	3,335	130	5.21
Securities available for sale	29,020	948	4.37	20,307	582	3.83
Securities held to maturity	10,674	280	3.51	16,486	375	3.04
Loans receivable, net	320,196	13,870	5.79	261,695	11,125	5.68
Other interest-earning assets	2,262	122	7.21	2,341	133	7.60
Total interest-earning assets	375,218	15,577	5.55	317,126	12,771	5.38
Noninterest-earning assets	15,325			11,463
Total assets	$390,543			$328,589

Interest-bearing liabilities:
Interest-bearing checking accounts	$63,950	770	1.61%	$59,680	610	1.37%
Money market accounts	28,102	474	2.26	16,575	251	2.02
Savings and club accounts	28,385	126	0.59	21,772	56	0.34
Brokered certificates of deposit	65,681	1,874	3.81	55,914	1,579	3.78
Non-brokered certificates of deposit	110,397	3,045	3.69	95,786	2,572	3.59
Total interest-bearing deposits	296,515	6,289	2.84	249,727	5,068	2.71
Senior notes	6,775	316	6.24	6,730	312	6.20
Federal Home Loan Bank advances	41,903	1,109	3.54	44,645	1,207	3.61
Federal Reserve Bank advances	1,230	35	3.80	864	30	4.64
Other interest-bearing liabilities	49,908	1,460	3.91	52,239	1,549	3.96
Total interest-bearing liabilities	346,423	7,749	2.99	301,966	6,617	2.93
Noninterest-bearing demand deposits	9,319			6,864
Other noninterest-bearing liabilities	1,570			1,134
Total liabilities	357,312			309,964
Total equity	33,231			18,625
Total liabilities and equity	390,543			328,589
Net interest income		$7,828			$6,154
Net interest rate spread (1)			2.56%			2.45%
Net interest-earning assets (2)	$28,795			$15,160
Net interest margin (3)			2.79%			2.59%
Average interest-earning assets to interest-bearing liabilities			108.31%			105.02%

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

	Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025			Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
	Volume	Rate	Net	Volume	Rate	Net

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(7)	$(12)	$(19)	$3	$(72)	$(69)
Investment in certificates of deposit	(27)	—	(27)	(130)	—	(130)
Securities available for sale	69	16	85	250	116	366
Securities held to maturity	(45)	15	(30)	(132)	37	(95)
Loans receivable, net	935	90	1,025	2,485	260	2,745
Other interest-earning assets	(10)	—	(10)	(4)	(7)	(11)
Total interest-earning assets	915	109	1,024	2,472	334	2,806

Interest-bearing liabilities:
Interest-bearing checking accounts	26	41	67	44	116	160
Money market accounts	90	26	116	174	49	223
Savings and club accounts	3	86	89	17	53	70
Brokered certificates of deposit	130	34	164	276	19	295
Non-brokered certificates of deposit	41	31	72	392	81	473
Total interest-bearing deposits	290	218	508	903	318	1,221
Senior notes	—	1	1	2	2	4
Federal Home Loan Bank advances	(130)	(11)	(141)	(74)	(24)	(98)
Federal Reserve Bank advances	—	19	19	13	(8)	5
Other interest-bearing liabilities	(130)	9	(121)	(59)	(30)	(89)
Total interest-bearing liabilities	160	227	387	844	288	1,132
Change in net interest income	$755	$(118)	$637	$1,628	$46	$1,674

Comparison of Operating Results for the Three Months Ended September 30, 2026 and 2025

Net Income. Net income was $273,000 for the three months ended September 30, 2026, compared to $124,000 for the three months ended September 30, 2025. The increase was primarily due to increases in net interest income and non-interest income as well as adjustments in the provision for credit loss, offset by increases in non-interest expense, and income tax expense.

Interest and Dividend Income. Interest and dividend income increased $1.0 million, or 22.6%, to $5.5 million for the three months ended September 30, 2026, from $4.5 million for the three months ended September 30, 2025, primarily due to an increase in interest and fees on loans and interest on securities. The increase in interest and fees on loans resulted primarily from a $64.8 million, or 23.5%, increase in the average balance of loans to $341.3 million from $276.4 million and an increase in the average yield on loans to 5.82% for the three months ended September 30, 2026, from 5.72% for the three months ended September 30, 2025. The increase in interest on securities resulted primarily from a $0.8 million, or 2.1%, increase in the average balance of securities to $39.9 million from $39.1 million and an increase in the average yield on securities to 4.25% for the three months ended September 30, 2026, from 3.79% for the three months ended September 30, 2025.

Interest Expense. Interest expense increased $387,000, or 16.5%, to $2.7 million for the three months ended September 30, 2026, from $2.3 million for the three months ended September 30, 2025. The increase is primarily due to increased interest expense on deposits. Interest expense on deposit accounts increased $508,000, or 28.8%, to $2.3 million for the three months ended September 30, 2026, from $1.8 million for the three months ended September 30, 2025 due to a $52.9 million, or 20.8%, increase in the average balance of interest bearing deposits to $306.7 million for the three months ended September 30, 2026, from $253.8 million for the three months ended September 30, 2025 and an increase in the average rate on deposits to 2.94% for the three months ended September 30, 2026, from 2.76% for the three months ended September 30, 2025 reflecting a higher market interest rate environment period-over-period.

Net Interest Income. Net interest income increased $637,000, or 29.3%, to $2.8 million for the three months ended September 30, 2026, from $2.2 million for the three months ended September 30, 2025, primarily due to an increase in the average balance of interest-earning assets of $62.4 million, or 19.0%. Net interest rate spread increased to 2.56% for the three months ended September 30, 2026, from 2.48% for the three months ended September 30, 2025, while net interest margin increased to 2.85% for the three months ended September 30, 2026, from 2.63% for the three months ended September 30, 2025.

Provision for Credit Losses. Based on management’s analysis of the adequacy of allowance for credit losses, a provision of $224,000 was recorded for the three months ended September 30, 2026, compared to a provision of $299,000 for the three months ended September 30, 2025. Provision adjustments were more significant for period ended September 30, 2025 than 2026, primarily related to qualitative factor adjustments related to uncertain economic conditions in the period ended September 30, 2025 versus September 30, 2026.

Non-Interest Income. Non-interest income increased $96,000, or 106.7%, to $186,000 for the three months ended September 30, 2026, from $90,000 for the three months ended September 30, 2025. The increase was due to an increase in fees and service charges, an increase in the cash surrender value of bank owned life insurance, an increase in the value of annuity investments, and a gain from the sale of loan participations. Fees and service charges increased $16,000, or 36.4%, to $60,000 for the three months ended September 30, 2026, from $44,000 for the three months ended September 30, 2025. The increase in the cash surrender value of bank owned life insurance was $22,000, or 51.2%, to $65,000 for the three months ended September 30, 2026, from $43,000 for the three months ended September 30, 2025.

Non-Interest Expense. Non-interest expense increased $612,000, or 33.5%, to $2.4 million for the three months ended September 30, 2026, from $1.8 million for the three months ended September 30, 2025. The increase was primarily due to increases in salaries and employee benefits, professional fees, federal deposit insurance premiums, and other expenses. Salaries and employee benefits increased $329,000, or 34.3%, to $1.3 million for the three months ended September 30, 2026, from $1.0 million for the three months ended September 30, 2025, primarily due to the addition of staff to support retail and online banking operations. Professional fees increased $247,000, or 189.2%, to $378,000 for the three months ended September 30, 2026, from $131,000 for the three months ended September 30, 2025, primarily due to added costs for audit, legal, consulting, and regulatory filing associated with being a public company. Federal deposit insurance premiums decreased $18,000, or 22.0%, to $64,000 for the three months ended September 30, 2026, from $82,000 for the three months ended September 30, 2025 primarily related to the increase in capital downstreamed from holding company. All other expenses increased $54,000, or 8.3%, to $707,600 for the three months ended September 30, 2026, from $653,200 for the three months ended September 30, 2025 due to increases in occupancy, Director compensation, advertising, and other operating expenses.

Income Tax Expense. Income tax expense increased $47,000, to $65,000 for the three months ended September 30, 2026, from $18,000 for the three months ended September 30, 2025, primarily due to higher pre-tax income. The effective tax rate for the three months ended September 30, 2026 was 19.2%. The effective tax rate for the three months ended September 30, 2025 was 12.7%. The lower estimated tax rate in 2025 was primarily a result of a higher percent of earnings generated by tax-free and lower-taxable income when compared to the same period in 2026.

Comparison of Operating Results for the Nine Months Ended September 30, 2026 and 2025

Net Income. Net income was $653,000 for the nine months ended September 30, 2026, compared to $327,000 for the nine months ended September 30, 2025. The increase was primarily due to increases in net interest income and non-interest income, offset by increases in non-interest expense and income tax expense.

Interest and Dividend Income. Interest and dividend income increased $2.8 million, or 22.0%, to $15.6 million for the nine months ended September 30, 2026, from $12.8 million for the nine months ended September 30, 2025, primarily due to an increase in interest and fees on loans and interest on securities. The increase in interest and fees on loans resulted primarily from a $58.5 million, 22.4%, increase in the average balance of loans to $320.2 million from

$261.7 million and an increase in the average yield on loans to 5.79% for the nine months ended September 30, 2026, from 5.68% for the nine months ended September 30, 2025. The increase in interest on securities resulted primarily from an $2.9 million, or 7.9%, increase in the average balance of securities to $39.7 million from $36.8 million and an increase in the average yield on securities to 4.14% for the nine months ended September 30, 2026, from 3.48% for the nine months ended September 30, 2025.

Interest Expense. Interest expense increased $1.1 million, or 17.1%, to $7.7 million for the nine months ended September 30, 2026, from $6.6 million for the nine months ended September 30, 2025. The increase is due to increased interest expense on deposits offset by a decrease in interest expense on borrowings. Interest expense on deposit accounts increased $1.2 million, or 24.1%, to $6.3 million for the nine months ended September 30, 2026, from $5.1 million for the nine months ended September 30, 2025 due to an increase in the average balance of interest bearing deposits of $46.8 million, or 18.7%, to $296.5 million for the nine months ended September 30, 2026, from $249.7 million for the nine months ended September 30, 2025 and an increase in the average rate on deposits to 2.84% for the nine months ended September 30, 2026, from 2.71% for the nine months ended September 30, 2025 reflecting a higher market interest rate environment period-over-period. Interest expense on borrowings decreased $89,000, or 5.7%, to $1.46 million for the nine months ended September 30, 2026, from $1.55 million for the nine months ended September 30, 2025 due to a decrease in the average balance of borrowings of $2.3 million, or 4.5%, to $49.9 million for the nine months ended September 30, 2026, from $52.2 million for the nine months ended September 30, 2025 and a decrease in the average rate on borrowings to 3.91% for the nine months ended September 30, 2026, from 3.96% for the nine months ended September 30, 2025.

Net Interest Income. Net interest income increased $1.7 million, or 27.2%, to $7.8 million for the nine months ended September 30, 2026, from $6.15 million for the nine months ended September 30, 2025, primarily due to an increase in the average balance of interest-earning assets of $58.1 million, or 18.3%. Net interest rate spread increased to 2.56% for the nine months ended September 30, 2026, from 2.45% for the nine months ended September 30, 2025, while net interest margin increased to 2.79% for the nine months ended September 30, 2026, from 2.59% for the nine months ended September 30, 2025.

Provision for Credit Losses. Based on management’s analysis of the adequacy of allowance for credit losses, a provision of $443,000 was recorded for the nine months ended September 30, 2026, compared to a provision of $457,000 for the nine months ended September 30, 2025. Provision adjustments were more significant for period ending September 30, 2025 than 2026, primarily related to qualitative factor adjustments related to uncertain economic conditions in the period ended September 30, 2025 versus September 30, 2026.

Non-Interest Income. Non-interest income increased $352,000, or 258.8% to $488,000 for the nine months ended September 30, 2026, from $136,000 for the nine months ended September 30, 2025. The increase was due to an increase in fees and service charges, an increase in the cash surrender value of bank owned life insurance, an increase in the value of annuity investments, and a gain from the sale of loan participations. Furthermore, the prior year incurred $130,000 in losses on sales of securities that did not re-occur in the current year. Fees and service charges increased $51,000, or 36.4%, to $191,000 for the nine months ended September 30, 2026, from $140,000 for the nine months ended September 30, 2025. The increase in the cash surrender value of bank owned life insurance was $73,000, or 61.3%, to $192,000 for the nine months ended September 30, 2026, from $119,000 for the nine months ended September 30, 2025.

Non-Interest Expense. Non-interest expense increased $1.7 million, or 31.4%, to $7.1 million for the nine months ended September 30, 2026, from $5.4 million for the nine months ended September 30, 2025. The increase was primarily due to increases in salaries and employee benefits, professional fees, federal deposit insurance premiums, and other expenses. Salaries and employee benefits increased $756,000, or 26.6%, to $3.6 million for the nine months ended September 30, 2026, from $2.8 million for the nine months ended September 30, 2025, primarily due to the addition of staff to support retail and online banking operations. Professional fees increased $394,000, or 107.7%, to $760,000 for the nine months ended September 30, 2026, from $366,000 for the nine months ended September 30, 2025, primarily due to added costs attributed to mutual to stock conversion. Federal deposit insurance premiums increased $19,000, or 7.5%, to $273,000 for the nine months ended September 30, 2026, from $254,000 for the nine months ended September 30, 2025 primarily related to the growth in deposits. All other expenses increased $518,000, or 30.2%, to $2.2 million for the nine months ended September 30, 2026, from $1.7 million for the nine months ended September 30, 2025 primarily due to donation expense of $400,000 incurred as part of establishing a charitable foundation as well as increases in occupancy, Director compensation, advertising, and other operating expenses.

Income Tax Expense. Income tax expense increased $21,000, or 18.3%, to $136,000 for the nine months ended September 30, 2026, from $115,000 for the nine months ended September 30, 2025, primarily due to higher pre-tax income. The effective tax rate for the nine months ended September 30, 2026 was 17.2%. The effective tax rate for the nine months ended September 30, 2025 was 26.00%. YTD 2025’s effective tax rate was higher due to expense recognized from surrender of bank owned life insurance.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. In addition, we have available credit facilities with the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB). At September 30, 2026, total FHLB borrowing capacity was approximately $116.6 million, of which $30.3 million consisted of outstanding advances and $3.0 million supported outstanding letters of credit, leaving approximately $83.3 million of available borrowing capacity. At September 30, 2026, we also had available borrowing capacity of $19.3 million with FRB, with no borrowings outstanding. For additional information, see note 7 of notes to consolidated financial statements.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 included as part of the consolidated financial statements appearing elsewhere in this Form 10-Q.

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

URSB Bancorp, Inc. is a separate legal entity from United Roosevelt Savings Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. URSB Bancorp, Inc’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to URSB Bancorp, Inc. is governed by applicable bank regulations. At September 30, 2026, URSB Bancorp, Inc. (on an unconsolidated basis) had liquid assets of $9.9 million.

At September 30, 2026, United Roosevelt Savings Bank exceeded all of its regulatory capital requirements and was categorized as well-capitalized at that date. Management is not aware of any conditions or events since the most recent notification of well-capitalized status that would change this categorization. For additional information, including tabular financial information regarding United Roosevelt Savings Bank’s regulatory capital levels relative to the requirements for well-capitalized status, see note 8 of the notes to consolidated financial statements.

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

The following table sets forth, as of September 30, 2026, the estimated changes in net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by our board of directors.

At September 30, 2026
Change in Interest Rates	Net Interest Income Year 1
(basis points) (1)	Forecast	Year 1 Change from Level
	(Dollars in thousands)
400	$8,258	(29.48)%
300	9,150	(21.86)%
200	10,028	(14.36)%
100	10,886	(7.04)%
Level	11,710	—
(100)	12,567	7.32%
(200)	13,242	13.08%
(300)	12,842	9.67%
(1)	Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.

The table above indicates that at September 30, 2026, we would have experienced a 14.36% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 13.08% increase in net interest income in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

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

The following table sets forth, as of September 30, 2026, the estimated changes in EVE that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines adopted by our board of directors.

At September 30, 2026
				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE			(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
400	$37,713	$(20,878)	(35.63)%	9.90%	(404)
300	43,855	(14,736)	(25.15)%	11.20%	(274)
200	48,846	(9,745)	(16.63)%	12.17%	(177)
100	53,992	(4,599)	(7.85)%	13.14%	(80)
Level	58,591	—	—%	13.94%	—
(100)	62,685	4,094	6.99%	14.60%	66
(200)	66,238	7,647	13.05%	15.10%	116
(300)	64,184	5,593	9.55%	14.36%	42
(1)	Assumes an immediate uniform change in interest rates at all maturities. One hundred basis points equals 1.00%.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2026, we would have experienced a 16.63% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and an 13.05% increase in EVE in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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

Date: November 13, 2026

URSB BANCORP, INC. (REGISTRANT)

By:	/s/ Kenneth R. Totten
Name:	Kenneth R. Totten
Title:	Chairman, President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Van Steyn
Name:	David Van Steyn
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)